Form 10-Q
period 1995-01-07
ENTREE CORP
filed 1995-02-17
CIK 814579

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:        January 7, 1995

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to


Commission file number:                        0-16226

                             ENTREE CORPORATION
          (Exact name of Registrant as specified in its charter)

             DELAWARE                                  39-1566009
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

      8200 W. Brown Deer Road, Suite 200, Milwaukee,  WI          53223
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (414) 355-0037


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X     NO


     At January 31, 1995, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                     ENTREE CORPORATION AND SUBSIDIARIES

                             FORM 10-Q INDEX



                                                                  Page
     Part I.  Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets           1

                    Condensed Consolidated Statements of
                    Operations                                      2

                    Condensed Consolidated Statements of
                    Cash Flows                                      4

                    Notes to Condensed Consolidated Financial
                    Statements                                      5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      7


     Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K               10

          Signatures                                               11

                                    (i)
                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                      January 7,    April 2,
                                                         1995         1994
                                                      ----------   ---------
                                                      (Unaudited)

                                  ASSETS
Current assets
  Cash                                                $  1,263    $  1,031
  Receivables                                           10,811       8,942
  Inventories                                            4,605       6,285
  Other current assets                                     307         219
                                                       -------     -------
    Total current assets                                16,986      16,477

Property and equipment                                   7,317       7,114
Less accumulated depreciation                           (4,055)     (3,663)
                                                       -------     -------
                                                         3,262       3,451

Other assets                                               416         491
Intangible assets                                          888         910
                                                       -------     -------
                                                      $ 21,552    $ 21,329
                                                       =======     =======

              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                    $  7,282    $  5,778
  Accrued liabilities                                      584         328
  Current portion of long-term debt                        363       1,786
                                                       -------     -------
    Total current liabilities                            8,229       7,892

Notes payable to parent                                  1,973       1,914
Long-term debt                                           5,918       6,066
Preferred stock of subsidiary owned by parent            6,000       6,000

Shareholders' deficit:
  Common stock                                              80          80
  Additional paid-in capital                            14,590      14,590
  Accumulated deficit                                  (15,238)    (15,213)
                                                       -------     -------
    Total shareholders' deficit                           (568)       (543)
                                                       -------     -------
                                                      $ 21,552    $ 21,329
                                                       =======     =======

See notes to condensed consolidated financial statements.

                     Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In thousands, except per share amounts)

                                                       12 Weeks Ended
                                                 January 7,      January 8,
                                                    1995            1994
                                                 ---------       ---------
Net sales                                        $ 47,232        $ 49,049
Other income                                           80               6
                                                  -------         -------
                                                   47,312          49,055

Cost of sales                                      45,993          47,866
Selling and administrative expense                    973           1,004
                                                  -------         -------
Operating income                                      346             185

Interest expense                                     (197)           (202)

Equity in earnings (loss) of
  unconsolidated subsidiary                           (52)             32
                                                  -------         -------
Net earnings                                     $     97        $     15
                                                  =======         =======

Earnings per common share                        $    .01        $    .00
                                                  =======         =======
Weighted average number of common shares
  outstanding                                       8,000           8,345
                                                  =======         =======

See notes to condensed consolidated financial statements.

                     Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In thousands, except per share amounts)

                                                       40 Weeks Ended
                                                 January 7,      January 8,
                                                    1995            1994
                                                 ---------       ---------
                                                                 (Restated)
Net sales                                        $158,458        $164,904
Other income                                           93              25
                                                  -------         -------
                                                  158,551         164,929

Cost of sales                                     154,720         160,953
Selling and administrative expense                  3,135           3,149
                                                  -------         -------
Operating income                                      696             827

Interest expense                                     (686)           (626)

Equity in earnings (loss) of unconsolidated
  subsidiary                                          (35)             69
                                                  -------         -------
Earnings (loss) before accounting change              (25)            270
Cumulative effect of accounting change                ---             262
                                                  -------         -------
  Net earnings (loss)                            $    (25)       $    532
                                                  =======         =======

Earnings per common share:
  Before accounting change                       $    .00        $    .03
  Cumulative effect of accounting change              ---             .03
                                                  -------         -------
  Net earnings                                   $    .00        $    .06
                                                  =======         =======

Weighted average number of common shares
  outstanding                                       8,000           8,329
                                                  =======         =======

See notes to condensed consolidated financial statements.

                     Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                          (Dollars in Thousands)

                                                       40 Weeks Ended
                                                 January 7,     January 8,
                                                    1995          1994
                                                 ---------      ---------
Operating activities:
  Earnings (loss) before cumulative effect
   of accounting change                          $    (25)      $    270
  Reconciliation of earnings (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                     451            413
    Provision for doubtful accounts                   100            105
    Equity in (earnings) loss of
     unconsolidated subsidiary                         35            (69)
    Change in operating assets and
     liabilities                                    1,396            444
                                                   ------         ------
Net cash provided by operating activities           1,957          1,163

Investing activities:
  Purchases of property and equipment                (229)          (231)
  Other                                               ---             15
                                                   ------         ------
Net cash used by investing activities                (229)          (216)

Financing activities:
  Change in long-term debt                         (1,555)        (1,409)
  Change in notes payable to parent                    59            432
  Change in other assets                              ---            (52)
                                                   ------         ------
Net cash used by financing activities              (1,496)        (1,029)
                                                   ------         ------
Increase (decrease) in cash                           232            (82)

Cash at beginning of period                         1,031          1,237
                                                   ------         ------
Cash at end of period                            $  1,263       $  1,155
                                                   ======         ======
Non-cash transaction:
  Purchase of equipment financed by seller       $    ---       $    320


See notes to condensed consolidated financial statements.

                     Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             January 7, 1995
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 7, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended April 1, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 1994.

     The computation of earnings per common share are based on the weighted average number of common shares.


NOTE 2 - Notes Payable to Parent

     Notes payable to parent consisted of the following at January 7, 1995 and April 2, 1994 (amounts in thousands):


                                            January 7,     April 2,
     Current                                   1995          1994
                                            ---------     ---------
     Unsecured term note payable,
       interest at the prime rate plus
       2%, due on demand................     $  573         $  514

     Unsecured term note payable,
       interest at the prime rate plus
       2.5%, due on demand..............      1,400          1,400
                                              -----          -----
                                             $1,973         $1,914
                                              =====          =====


     The term notes payable have been classified as noncurrent liabilities because of restrictions under a loan and security agreement. Interest expense on all borrowings from the parent was $48,000 and $38,000 for the twelve weeks ended January 7, 1995 and January 8, 1994, respectively, and $149,000 and $117,000 for the forty weeks ended January 7, 1995 and January 8, 1994, respectively.

                   Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Continued)




NOTE 3 - Preferred Stock of Subsidiary owned by Parent

     Diana owns 6,000,000 shares of Atlanta Provision Company, Inc's ("APC") non-voting preferred stock ($1.00 par value per share). The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995. At January 7, 1995, dividends in arrears on the preferred stock were $1,650,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement.


NOTE 4 - Restatement

     The first quarter of fiscal 1994 was restated to reflect the cumulative effect as of April 4, 1993 of adopting SFAS No. 109, "Accounting for Income Taxes". For the forty weeks ended January 7, 1995, earnings before cumulative effect of accounting change was reduced by $12,000, or $.00 per share, and net earnings was increased by $250,000, or $.03 per share.


NOTE 5 - Other

     On December 31, 1994, the option granted on August 26, 1994 by Diana and the Company to G. Michael Coggins, President of APC, to purchase all of the Common and Preferred Stock of APC expired unexercised.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the third quarter and year-to-date of fiscal 1995 and 1994 (in thousands):


                         Third Quarter              Year-To-Date
                         1995      1994            1995       1994
                         ------    ------         -------    -------
     Beef               $22,512   $24,869        $ 79,410   $ 89,882
     Pork                 8,790     9,110          31,450     30,932
     Other               15,930    15,070          47,598     44,090
                         ------    ------         -------    -------
                        $47,232   $49,049        $158,458   $164,904
                         ======    ======         =======    =======

     For the twelve weeks ended January 7, 1995, APC's overall volume (based on tonnage) increased by .2%, however, net sales decreased $1,817,000 or 3.7% from fiscal 1994 third quarter net sales. For the forty weeks ended January 7, 1995, APC's overall volume (based on tonnage) increased by .6%, however, net sales decreased $6,446,000 or 3.9% from fiscal 1994 sales for the same period of time. The average sales price per pound during the third quarter decreased from $1.17 in fiscal 1994 to $1.12 in fiscal 1995. The average sales price per pound during the forty weeks ended January 7, 1995 decreased from $1.22 in fiscal 1994 to $1.16 in fiscal 1995. These decreases in average sales prices per pound are attributable to sales price decreases in beef and pork because of excess product availability in these markets. The decreases in beef and pork sales in the third quarter are primarily attributable to reduced average sales price per pound. The year-to-date decrease in beef sales is primarily attributable to reduced average sales price per pound and to a lesser extent decreased volume.

     For the twelve weeks ended January 7, 1995, gross profit increased by $56,000 or 4.7% from the corresponding period in fiscal 1994. Gross profit as a percentage of net sales was 2.6% in the third quarter of fiscal 1995, as compared to 2.4% in fiscal 1994. For the forty weeks ended January 7, 1995, gross profit decreased by $213,000 or 5.4% over the corresponding period in fiscal 1994. Gross profit as a percentage of net sales for the forty weeks ended January 7, 1995 was 2.4% unchanged from the same period of time in fiscal 1994. For the twelve weeks ended January 7, 1995, gross profit and the gross profit percentage as compared to the corresponding period in fiscal 1994 increased primarily due to lower product costs. The decrease in product costs was offset somewhat by increased transportation and warehouse costs and inventory losses due to inefficiencies in APC's warehouse and transportation operations (see discussion below). For the forty weeks ended January 5, 1995, gross profit decreased as compared to the corresponding period in fiscal 1994 primarily because of increased costs attributable to inefficiencies in APC's warehouse and transportation operations partially offset by lower product costs.

     For the twelve weeks ended January 7, 1995, selling and administrative expenses decreased $31,000 or 3.1% from the same period in fiscal 1994. For the forty weeks ended January 7, 1995, selling and administrative expenses decreased $14,000 or .4% from the same period in fiscal 1994. The decreases in selling and administrative expenses are primarily attributable to lower sales payroll expenses.

     For the twelve weeks ended January 7, 1995, interest expense decreased by $5,000 from the same period in fiscal 1994. The decrease is primarily attributable to lower average borrowings by APC under its line of credit during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 partially offset by an increase in interest rates. For the forty weeks ended January 7, 1995, interest expense increased by $60,000 from the same period in fiscal 1994. The increase is primarily attributable to an increase in interest rates partially offset by lower average borrowings by APC under its line of credit.

     For the twelve and forty weeks ended January 7, 1995, equity in earnings
(loss) of unconsolidated subsidiaries decreased $84,000 and $104,000, respectively, from the same periods in fiscal 1994. The primary reason for the decrease is due to lower earnings from APC's subsidiary.

     APC began to incur inefficiencies in its warehouse and transportation operations in the third quarter of fiscal 1994. These inefficiencies resulted primarily in increased warehouse and transportation payroll expenses which exceeded prior years and budgeted amounts in both fiscal 1994 and 1995. These increased expenses adversely impacted APC's fiscal 1995 results as compared to fiscal 1994. In the first quarter of fiscal 1995, APC engaged a management consulting firm to examine, evaluate and assist in restructuring its operations. In addition, APC has made management changes and has implemented new procedures in an attempt to improve its warehouse and transportation operations. APC is incurring additional expenses in fiscal 1995 resulting from the consulting services, in addition to increased warehouse and transportation payroll expenses and inventory losses resulting from a continuation of the operating inefficiencies. Management has not determined how long the Company's results of operations will be adversely impacted by this situation.

     During the latter part of fiscal 1995's third quarter, APC obtained a significant, new customer. APC will service the Southeastern region of this national warehouse club. This new customer will generate a significant amount of volume at margins that are lower than APC's average historical margins. Initially, the addition of this new business has increased the operational inefficiencies discussed above. After the resolution of these operational inefficiencies, APC should be able to service this customer at a lower average cost than its other customers because of efficiencies that should result from shipping large volumes of product. Due to the addition of this new customer and the limits on APC's ability to efficiently service certain customers, APC is reviewing and evaluating the service requirements and profitability of these customers to identify less profitable business that can be discontinued.

Liquidity and Capital Resources

     The Company's working capital at January 7, 1995 was $8,757,000 as compared to $8,585,000 at April 2, 1994. At April 2, 1994, APC borrowed $6,622,000 under its line of credit, of which $5,000,000 was classified within long-term debt, representing the estimated minimum level of borrowing under the line of credit during fiscal 1995. Total borrowings under the line of credit at January 7, 1995 were $5,196,000, of which $5,000,000 was
classified as long-term debt.   The Company reported cash flow from operating
activities of $1,957,000 during the forty weeks ended January 7, 1995 as compared to cash flow of $1,163,000 during the comparable period in 1994.
The primary reason for the increased cash flow and the reduction in the borrowings under the line of credit during the forty weeks ended January 7, 1995 is due to better management of inventory through a reduction in inventory levels and increased inventory turnover.

     APC's receivables have increased as a result of business obtained from the new customer discussed above. APC's accounts payables have increased because it has received better terms from certain of its suppliers. APC's inventory has not reflected the same level of increase as accounts receivable or accounts payable because product sold to this new customer turns over faster than the remainder of APC's inventory.

     Capital expenditures for property and equipment during the forty weeks ended January 7, 1995 were $229,000. Fiscal 1995 capital expenditures are limited to $350,000 pursuant to restrictions in APC's credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1996. A $2 million letter of credit facility is included within the total credit facility. At January 7, 1995, APC borrowed $5,196,000 and had letters of credit of $1,500,000 issued on its behalf. At January 7, 1995, APC had available unused borrowing capacity of $2,054,000.

     Diana continues to provide certain financial support to the Company and has loaned the Company $1,973,000 in the aggregate as of January 7, 1995. In addition, Diana has provided other financial support to satisfy certain requirements of the Company. Diana has no obligation to provide any additional financial support.

                        PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 EX-27 Financial Data Schedule

            (b) No reports on Form 8-K were filed by the Company for the quarter covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENTREE CORPORATION



                                            /s/ Richard Y. Fisher
                                            Richard Y. Fisher
                                            President and Director




                                            /s/ R. Scott Miswald
                                            R. Scott Miswald
                                            Principal Financial Officer



DATE:  February   , 1995