Form 10-K
period 1995-04-01
ENTREE CORP
filed 1995-06-30
CIK 814579

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K


{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   April 1, 1995


{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number                           0-16226

                             ENTREE CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                                  39-1566009
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     8200 W. Brown Deer Road, Suite 200, Milwaukee, Wisconsin    53223
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (414) 355-0037

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                             X  Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

The aggregate market value of Common Stock, Par Value $.01 Per Share, held by non-affiliates (based upon the closing average bid and ask prices as quoted by an OTC Market Maker) on June 1, 1995 was approximately $173,000.

As of June 1, 1995 there were 8,000,000 shares of Common Stock, Par Value $.01 Per Share, outstanding.


                 DOCUMENTS INCORPORATED BY REFERENCE - NONE

                           PART I


ITEM 1.     BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Entree Corporation (the "Company") is a Delaware corporation which was incorporated on October 8, 1986. The Company is an 81.25%-owned subsidiary of The Diana Corporation ("Diana).

     In fiscal 1995, the Company's principal business was the wholesale distribution of meat and seafood through its wholly-owned subsidiary, Atlanta Provision Company, Inc. ("APC").

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company, through APC, is a wholesale distributor of meat and seafood. This is the only industry segment material to its operations.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     APC distributes primarily beef, pork, poultry and seafood in the southeastern region of the United States. APC sells primarily to retail food outlets, meat wholesalers, food service enterprises and restaurants. It owns and operates a warehouse facility in Atlanta, Georgia from which it delivers these products to its customers. No single customer accounted for more than 10% of net revenues during the year ended April 1, 1995, however, during the third quarter of fiscal 1995, APC commenced selling product to a significant new customer who is expected to account for more than 10% of net sales in fiscal 1996 (see
Item 7.). The products purchased for distribution are supplied by food manufacturers and processors, the two largest of which accounted for approximately 41% of total purchases. APC does not have contracts with any suppliers.

     Wholesale meat and seafood distribution in the geographic area in which APC operates is highly competitive. APC competes with both national and local food wholesalers and processors, many of which have greater financial resources and sales volume. Competition is based primarily on price, service and quality of product.

RESEARCH AND DEVELOPMENT

     The Company had no research and development activities during the last three fiscal years.

ENVIRONMENTAL PROTECTION

     Compliance with federal, state and local regulations relating to environmental protection do not have a material effect upon capital expenditures, operating results or the competitive position of the Company.

EMPLOYEES OF REGISTRANT

     At April 1, 1995, the Company had 269 employees of whom 201 are truck drivers and warehousemen, some of which are covered by a collective bargaining agreement which expires in May 1997. The Company has not experienced a significant work stoppage and considers its present relationships with its employees to be good.

ITEM 2.     PROPERTIES

     APC owns a 91,000 square foot building in Atlanta, Georgia which contains its office and warehouse space. The Company shares an office facility that is leased by Diana for its corporate office requirements. These facilities provide adequate capacity for the current operations. In addition, APC owns or leases tractors and trailers used in its distribution activities and various equipment used in its warehouse operations. Substantially all of APC's assets are pledged as collateral under APC's Loan and Security Agreement (see Note 3 to the consolidated financial statements).

ITEM 3.     LEGAL PROCEEDINGS

     There are no material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(A)  PRINCIPAL MARKET

     The Company's common stock is included for quotation on the NASDAQ Bulletin Board under the symbol ENTC.U, however, such inclusion does not constitute an established public trading market for the Company's common stock.

(B)  STOCK PRICE AND DIVIDEND INFORMATION

     The table below presents the high and low bid prices per share for the Company's common stock obtained from trading reports of the National Association of Securities Dealers subsequent to August 31, 1993.

                                      Fiscal 1995       Fiscal 1994
                                     Low      High     Low      High

      1st Quarter ............       1/4      7/16     Not Available
      2nd Quarter ............       1/16     9/32     3/8     13/16
      3rd Quarter ............       1/16     3/32     7/16     5/8
      4th Quarter ............       3/32     3/32     5/16     7/16

     These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was not able to obtain reliable information concerning quotations for its common stock prior to September 1, 1993.

     There were no cash dividends declared during the last two fiscal years. The Company has no plans to pay cash dividends in the foreseeable future. The Company's ability to pay dividends is dependent upon distributions from APC. APC's Loan and Security Agreement prohibits APC from making distributions to the Company.

(C)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of holders of record of the Company's common stock as of June 5, 1995 was 808.

ITEM 6.                     SELECTED FINANCIAL DATA

                              ENTREE CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                   (In Thousands, Except Per Share Amounts)

                           April 1,  April 2,  April 3,  March 28, March 30,
                             1995      1994    1993(1)    1992      1991
                           --------  --------  --------  --------- ---------

Statement of Operations
 Data:
  Net sales...............$215,141  $215,333  $200,737  $156,590  $185,236
  Net earnings (loss)
   before accounting
   change.................    (779)      218       (80)   (2,155)   (1,010)
  Net earnings (loss).....    (779)      480       (80)   (2,155)   (1,010)
  Net earnings (loss) per
   common share before
   accounting change......    (.10)      .03      (.01)     (.27)     (.13)
  Net earnings (loss)
   per common share.......    (.10)      .06      (.01)     (.27)     (.13)
  Weighted average
   number of common
   shares outstanding.....   8,000     8,320     8,000     8,000     8,000
  Dividends per share.....     ---       ---       ---       ---       ---

Balance Sheet Data:
  Working capital.........$  6,887  $  8,585  $  7,535  $  1,176  $  3,158
  Total assets............  20,569    21,329    18,070    19,005    17,672
  Long-term debt (2)......   6,862     7,980     6,966     6,455     6,509
  Total liabilities.......  21,891    21,872    19,093    19,948    16,460
  Shareholders' equity
    (deficit).............  (1,322)     (543)   (1,023)     (943)    1,212



(1) Fiscal year ended April 3, 1993 includes 53 weeks; all other fiscal years include 52 weeks.

(2)  In fiscal 1991, Diana advanced APC $5,500,000 pursuant to a term note.
     In fiscal 1993, Diana purchased 6 million shares of APC non-voting preferred stock in exchange for the cancellation of $6 million of notes payable owed by APC to Diana. In fiscal 1993, APC entered into a Loan and Security Agreement with a lender providing a revolving line of credit of up to $9,500,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 1, 1995 VERSUS
APRIL 2, 1994

     The following is a summary of sales by significant product line for fiscal 1995 and 1994 (in thousands):

                                1995          1994
                              --------      --------
          Beef               $ 107,055     $ 116,557
          Pork                  42,700        40,770
          Other                 65,386        58,006
                              --------      --------
                             $ 215,141     $ 215,333
                              ========      ========

     Fiscal 1995 net sales decreased $192,000 or .1% over fiscal 1994 net sales. APC's overall volume (based on tonnage) during this period increased by 1.8%. The average sales price per pound during the year decreased from $1.22 per pound in fiscal 1994 to $1.20 per pound in fiscal 1995. The decrease in average sales price per pound is attributable to sales price decreases in beef and pork because of excess product availability in these markets as well as changes in the mix of product sold. The decrease in beef sales is primarily attributable to reduced average sales price per pound and to a lesser extent decreased volume.

     Fiscal 1995 gross profit decreased by $718,000 or 14.3% over fiscal 1994 primarily due to increased transportation and warehouse costs and inventory losses due to inefficiencies in APC's warehouse and transportation operations (see discussion below) partially offset by lower product costs. Gross profit as a percentage of net sales was 2% in fiscal 1995 as compared to 2.3% in fiscal 1994.

     In fiscal 1995, selling and administrative expenses increased by $60,000 over fiscal 1994. As a percentage of net sales, selling and administrative expenses was 2% in fiscal 1995 as compared to 1.9% in fiscal 1994. The increase in selling and administrative expenses is primarily due to increased administrative payroll, insurance and consulting expenses, partially offset by lower selling expenses.

     In fiscal 1995, interest expense increased by $118,000 or 14.1% from fiscal 1994. The increase is primarily attributable to an increase in interest rates partially offset by lower average borrowings by APC under its line of credit.

     Equity in earnings (loss) of unconsolidated subsidiary decreased $83,000 from fiscal 1994. The primary reason for the decrease is due to lower earnings from APC's subsidiary.

     In fiscal 1995, APC continued to incur inefficiencies in its warehouse and transportation operations which began in fiscal 1994. APC incurred increased warehouse and transportation payroll expenses and inventory losses resulting from a continuation of the operating inefficiencies. Consequently, APC made management changes and implemented new procedures in an attempt to improve its warehouse and transportation operations. Furthermore, during the latter part of fiscal 1995's third quarter, APC obtained a significant, new customer. APC services the Southeastern region of this national warehouse club. This new customer will generate a significant amount of volume at margins that are lower than APC's average historical margins. Initially, the addition of this new business increased the operational inefficiencies discussed above which management believes is the primary reason for the loss of $754,000 incurred in the fourth quarter and the loss for the 52 weeks ended April 1, 1995. After the resolution of these operational inefficiencies, APC should be able to service this customer at a lower average cost than its other customers because of efficiencies that should result from shipping large volumes of product. Due to the addition of this new customer and the limits on APC's ability to efficiently service certain customers, APC is reviewing and evaluating the service requirements and profitability of these customers to identify less profitable business that can be discontinued.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 2, 1994 VERSUS
APRIL 3, 1993

     The following is a summary of sales by significant product line for fiscal 1994 and 1993 (in thousands):

                                 1994         1993
                              --------      --------
          Beef               $ 116,557     $ 120,454
          Pork                  40,770        31,617
          Other                 58,006        48,666
                              --------      --------
                             $ 215,333     $ 200,737
                              ========      ========

     Fiscal 1994 net sales increased $14,596,000 or 7.3% over fiscal 1993 net sales. APC's overall volume (based on tonnage) during this period increased by 5.2%. The average sales price per pound during the year increased from $1.20 per pound in fiscal 1993 to $1.22 per pound in fiscal 1994. This increase is primarily due to a modest sales price increase in all product lines and to a lesser extent a change in the mix of product.

     Fiscal 1994 gross profit increased by $497,000 or 11% over fiscal 1993 primarily due to increased sales. Gross profit as a percentage of net sales was 2.3% in fiscal 1994 which was unchanged from fiscal 1993.

     In fiscal 1994, selling and administrative expenses increased by $3,000 over fiscal 1993. As a percentage of net sales, selling and administrative expenses was 1.9% in fiscal 1994 as compared to 2.1% in fiscal 1993. The decrease in selling and administrative expenses as a percentage of net sales is primarily due to the spreading of certain fixed selling expenses over increased sales.

     In fiscal 1994, interest expense increased by $86,000 or 11.5% from fiscal 1993. The increase is primarily attributable to increased letter of credit fees and increased amortization of deferred financing charges associated with APC's revolving line of credit which became effective in the fourth quarter of fiscal 1993.

     APC began to incur inefficiencies in its warehouse and transportation operations in the third quarter of fiscal 1994, partially attributable to increased volume. These inefficiencies resulted primarily in increased payroll expenses which exceeded prior years and budgeted amounts in fiscal 1994. These increased expenses adversely impacted APC's fourth quarter results. As a result, APC incurred a loss of $71,000 during the fourth quarter of fiscal 1994 after reporting profitable results of operations during the first three quarters of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded cash flow from operating activities of $3,595,000 as compared to cash used by operating activities of $513,000 in fiscal 1994. Cash outflow from the loss of $779,000 in fiscal 1995 was more than offset by a net decrease in working capital items, primarily inventory and accounts payable. Inventory decreased by $1,942,000 or 30.9% from fiscal 1994 due to better management of inventory through a reduction in inventory levels and increased inventory turnover. At the end of fiscal 1994, APC increased its pork inventories in anticipation of price increases. Accounts payable increased by $2,311,000 or 40% from fiscal 1994 which is primarily due to longer payment terms obtained from vendors providing product that is sold to the significant new customer previously discussed as compared to payment terms from APC's primary existing vendors. Receivables increased $716,000 or 8% over fiscal 1994 despite flat sales. The increase in receivables is primarily attributable to business obtained from the new customer described above.

     Capital expenditures for property and equipment during fiscal 1995 were $474,000. Fiscal 1996 capital expenditures are limited to $550,000 pursuant to restrictions in the credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2%. The facility expires in November 1997. A $2 million letter of credit facility is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf. At April 1, 1995, APC had available unused borrowing capacity of $3,009,000. In June 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1995 and 1996.

     Diana continues to provide certain financial support to the Company and has loaned the Company $1,993,000 in the aggregate as of April 1, 1995. In addition, Diana has provided other financial support to satisfy certain requirements of the Company. Diana has no obligation to provide any additional financial support.

ACCOUNTING PRONOUNCEMENTS

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

IMPACT OF INFLATION

     Inflation has not had a significant impact on APC's net sales or earnings (loss) for the three most recent fiscal years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


ENTREE CORPORATION
                                                                  PAGE

Report of Ernst & Young LLP, Independent Auditors............       9


Consolidated Balance Sheets - April 1, 1995 and
     April 2, 1994............................................     10


Consolidated Statements of Operations - Fiscal Years
     Ended April 1, 1995, April 2, 1994 and
     April 3, 1993............................................     11


Consolidated Statements of Shareholders' Deficit -
     Fiscal Years Ended April 1, 1995,
     April 2, 1994 and April 3, 1993..........................     12


Consolidated Statements of Cash Flows - Fiscal Years
     Ended April 1, 1995, April 2, 1994 and
     April 3, 1993............................................     13


Notes to Consolidated Financial Statements....................     14

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Entree Corporation


We have audited the accompanying consolidated balance sheets of Entree Corporation and subsidiaries (the Company) as of April 1, 1995 and April 2, 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended April 1, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entree Corporation and subsidiaries at April 1, 1995 and April 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for income taxes, effective April 4, 1993.



Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
June 2, 1995, except for Note 3
 as to which the date is June 28, 1995

                  ENTREE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)


                                                      April 1, April 2,
                                                        1995     1994
                                                      -------- --------
                            ASSETS (Note 3)


Current assets
  Cash..............................................  $ 1,653  $ 1,031
  Receivables, less allowance for doubtful
    accounts of $417 and $428.......................    9,658    8,942
  Inventories.......................................    4,343    6,285
  Other current assets..............................      262      219
                                                       ------   ------
          Total current assets......................   15,916   16,477

Property and equipment
  Land..............................................      230      230
  Building and improvements.........................    4,400    4,154
  Equipment.........................................    2,606    2,730
                                                       ------   ------
                                                        7,236    7,114
  Less accumulated depreciation.....................   (3,863)  (3,663)
                                                       ------   ------
                                                        3,373    3,451

Other assets........................................      399      491
Goodwill, net.......................................      881      910
                                                       ------   ------
                                                      $20,569  $21,329
                                                       ======   ======

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable..................................  $ 8,089  $ 5,778
  Accrued liabilities...............................      535      328
  Current portion of long-term debt.................      405    1,786
                                                       ------   ------
       Total current liabilities....................    9,029    7,892

Notes payable to parent.............................    1,993    1,914
Long-term debt......................................    4,869    6,066
Preferred stock of subsidiary owned by parent.......    6,000    6,000
Commitments (Note 4)................................

Shareholders' deficit
Common Stock, $.01 par value,
   authorized 20,000,000 shares, issued
   and outstanding 8,000,000 shares.................       80       80
Additional paid-in capital..........................   14,590   14,590
Accumulated deficit.................................  (15,992) (15,213)
                                                       ------   ------

    Total shareholders' deficit.....................   (1,322)    (543)
                                                       ------   ------
                                                      $20,569  $21,329
                                                       ======   ======

             See notes to consolidated financial statements.

                    ENTREE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)



                                                     Year Ended
                                          --------------------------------
                                          April 1,    April 2,    April 3,
                                           1995        1994        1993
                                          --------    --------    --------


Net sales..............................  $215,141    $215,333    $200,737
Other income...........................        94         112         171
                                          -------     -------     -------
                                          215,235     215,445     200,908

Cost of sales..........................   210,828     210,302     196,203
Selling and administrative expenses....     4,198       4,138       4,135
                                          -------     -------     -------
Operating earnings.....................       209       1,005         570

Interest expense.......................      (953)       (835)       (749)
Non-operating income...................       ---         ---          93
Equity in earnings (loss) of
  unconsolidated subsidiary............       (35)         48           6
                                          -------     -------     -------
Earnings (loss) before accounting
  change...............................      (779)        218         (80)

Cumulative effect of accounting change.       ---         262         ---
                                          -------     -------     -------
Net earnings (loss)....................  $   (779)   $    480    $    (80)
                                          =======     =======     =======
Earnings (loss) per common share:
  Before accounting change.............  $   (.10)   $    .03    $   (.01)
  Accounting change....................       ---         .03         ---
                                          -------     -------     -------
  Net earnings (loss)..................  $   (.10)   $    .06    $   (.01)
                                          =======     =======     =======
Weighted average number of common
  shares outstanding...................     8,000       8,320       8,000
                                          =======     =======     =======

               See notes to consolidated financial statements.

                    ENTREE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (In Thousands)



                                    Additional                   Total
                            Common    Paid-In     Accumulated   Shareholders'
                            Stock     Capital      Deficit       Deficit
                            ------  ----------    -----------   ------------

Balances at March 28, 1992   $ 80     $14,590     $(15,613)     $  (943)


Net loss                      ---         ---          (80)         (80)
                              ---      ------      -------       ------

Balances at April 3, 1993      80      14,590      (15,693)      (1,023)


Net earnings                  ---         ---          480          480
                              ---      ------      -------       ------

Balances at April 2, 1994      80      14,590      (15,213)        (543)


Net loss                      ---         ---         (779)        (779)
                              ---      ------      -------       ------

Balances at April 1, 1995    $ 80     $14,590     $(15,992)     $(1,322)
                              ===      ======      =======       ======






               See notes to consolidated financial statements.

                    ENTREE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)



                                                     Year Ended
                                            ------------------------------
                                            April 1,   April 2,   April 3,
                                              1995       1994       1993
                                            --------   --------   --------


Operating activities:
  Earnings (loss) before cumulative effect
   of accounting change...................  $  (779)   $   218    $   (80)
  Adjustments to reconcile earnings (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization.........      605        551        420
    Provision for doubtful accounts.......      145        135        406
    Equity in (earnings) loss of
      unconsolidated subsidiary...........       35        (48)        (6)
    Changes in operating assets and
      liabilities:
        Restricted short-term investments.      ---        ---      2,117
        Receivables.......................     (861)    (1,251)    (1,557)
        Inventories.......................    1,942     (1,789)       378
        Accounts payable..................    2,311      1,814     (2,111)
        Accrued liabilities...............      207          3        (10)
        Other.............................      (10)      (146)      (179)
                                             ------     ------     ------
Net cash provided (used) by operating
  activities..............................    3,595       (513)      (622)

Investing activities:
  Purchases of property and equipment.....     (474)      (335)      (225)

Financing activities:
  Change in notes payable to parent.......       79        337     (4,953)
  Net change in line of credit............   (2,381)       414      6,228
  Payments of long-term debt..............     (197)      (109)       (61)
                                             ------     ------     ------
Net cash provided (used) by financing
  activities..............................   (2,499)       642      1,214
                                             ------     ------     ------
Increase (decrease) in cash...............      622       (206)       367
Cash at beginning of year.................    1,031      1,237        870
                                             ------     ------     ------
Cash at end of year.......................  $ 1,653    $ 1,031    $ 1,237
                                             ======     ======     ======

SUPPLEMENTAL INFORMATION

  Interest paid........................... $    967    $   876    $   812

Non-cash transactions:
  Reduction in notes payable to parent in
    exchange for preferred stock of APC...      ---        ---      6,000
  Purchase of equipment financed by seller      ---        320         52


               See notes to consolidated financial statements.

                 ENTREE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            APRIL 1, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Entree Corporation (the "Company") is an 81.25%-owned subsidiary of The Diana Corporation ("Diana" or "Parent"). The consolidated financial statements include the accounts of the Company and Atlanta Provision Company, Inc. ("APC") which is engaged in the wholesale distribution of meat and seafood in the southeastern United States. APC is a wholly-owned subsidiary of the Company.

     Fiscal Year: The Company's fiscal year ends on the Saturday closest to March 31. There were 53 weeks in fiscal 1993 and 52 weeks in all other years presented.

     Inventories: Inventories, consisting of finished product, are stated at the lower of cost or market with items removed from inventory primarily based on the specific identification method.

     Unconsolidated Subsidiary: The investment in a 50%-owned subsidiary is accounted for using the equity method of accounting.

     Property and Equipment: Property and equipment are stated at cost. Depreciation for financial reporting purposes is computed on the straight-line method over 3 to 10 years for equipment and 5 to 25 years for building and improvements.

     Goodwill: Goodwill is being amortized on a straight-line basis over a forty year period. Accumulated amortization was $281,000 and $252,000 at April 1, 1995 and April 2, 1994, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable cash flows over the remaining amortization period.

     Revenue Recognition: The Company recognizes revenue when product is shipped.

     Income Taxes: The Company is included in the consolidated federal income tax return filed by Diana. For financial reporting purposes, the Company calculates the current provision or benefit for income taxes on a separate return basis. No obligation exists which would require payment by Diana to the Company for Diana's utilization of the Company's current or prior operating losses. Diana will not require the Company to make a tax payment for future taxable income to the extent that Diana utilizes existing unused operating loss carryforwards of the Company.

     Earnings (Loss) Per Common Share: Earnings (loss) per share amounts are determined by dividing earnings (loss) by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

                 ENTREE CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Concentration of Credit Risk: A majority of APC's sales are to retail food stores and meat wholesalers, with the remaining sales to food service enterprises and restaurants. APC performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables from APC's customers are generally due within 7 to 30 days.


NOTE 2 - NOTES PAYABLE TO PARENT AND OTHER RELATED PARTY TRANSACTIONS

     The following summarizes notes payable to Parent:

                                              April 1,   April 2,
                                                1995       1994
                                              --------   --------
                                                 (In Thousands)
     Long-term
     Unsecured term note payable, interest
       at the prime rate plus 2% (11% in
       1995 and 8.25% in 1994), due on
       demand.............................    $  593      $  514

     Unsecured term note payable, interest
       at the prime rate plus 2.5% (11.5%
       in 1995 and 8.75% in 1994), due on
       demand.............................     1,400       1,400
                                               -----       -----
                                              $1,993      $1,914
                                               =====       =====
     The unsecured term notes payable have been classified as noncurrent liabilities because of restrictions under a loan and security agreement (see Note 3). Interest expense on all borrowings from Diana was $201,000, $154,000 and $440,000 for fiscal years 1995, 1994 and 1993, respectively.

     Diana owns 6,000,000 shares of APC's non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995. At April 1, 1995, dividends in arrears on the preferred stock were $1,800,000. The preferred stock may be redeemed at any time at APC's option, for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock is restricted (see Note 3). Diana's investment in APC's preferred stock is reflected within the accompanying balance sheet as preferred stock of subsidiary owned by parent.

     APC purchased approximately $1,747,000 and $1,984,000 of products from a 50%-owned subsidiary during fiscal 1995 and 1994, respectively.

                 ENTREE CORPORATION AND SUBSIDIARIES

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                        Final       April 1, April 2,
                                      Due Date        1995     1994
                                      --------      -------  -------
                                                     (In Thousands)

Line of credit.....................  November 1997  $4,241    $6,622
7% and 8.25% mortgage notes......    August 2006       875       924
Note payable with interest at the
  prime rate plus .5% (9.5% in
  1995) collateralized by trailers.  September 1996    135       258
Note payable with interest at 11%,
  collateralized by equipment......  October 1996       23        48
                                                     -----     -----
                                                     5,274     7,852
Less current maturities............                   (405)   (1,786)
                                                     -----     -----
                                                    $4,869    $6,066
                                                     =====     =====

     APC has a Loan and Security Agreement ("Agreement") with a lender (amended effective June 28, 1995) providing a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% (prime was 9% at April 1, 1995). A $2 million letter of credit facility with fees of 2% is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf by the lender. Management estimates that the minimum level of borrowings that will be outstanding during fiscal 1996 will be approximately $4,000,000 and has classified $241,000 of the line of credit outstanding as a current liability at April 1, 1995.

     Borrowings under the Agreement are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the Agreement at April 1, 1995 was $3,009,000. APC pays a fee of 1/2% on the average unused line of credit. Substantially all assets of APC are pledged as collateral under the Agreement. The Agreement provides for the maintenance of certain financial ratios and restricts APC in a number of areas, including, but not limited to, declaration of dividends, mergers and acquisitions, transactions with affiliates, repayment of note payable to affiliate, capital expenditures and additional indebtedness.

     The mortgage notes payable are collateralized by land and building with a carrying value of approximately $2,618,000 as of April 1, 1995.

     Aggregate annual maturities of long-term debt, including the term notes payable to Parent (see Note 2), for the five fiscal years subsequent to April 1, 1995 are as follows (in thousands):

               1996 ................................   $   405
               1997 ................................       686
               1998 ................................      5450
               1999 ................................        54
               2000 ................................        59

                 ENTREE CORPORATION AND SUBSIDIARIES

NOTE 4 - LEASE COMMITMENTS

     APC leases tractors and trailers used in its distribution activities under operating leases with terms ranging from five to eight years. APC also leases various equipment used in its warehouse operations under operating leases with terms generally not exceeding one year. Total rent expense (including contingent rentals based on miles driven) under these leases in fiscal 1995, 1994 and 1993 was approximately $1,650,000, $1,750,000 and $1,709,000, respectively.
Future minimum payments (excluding contingent rentals) under noncancelable operating leases with initial terms of one year or more for fiscal years subsequent to April 1, 1995 are as follows (in thousands):

               1996 ................................  $  858
               1997 ................................     654
               1998 ................................     483
               1999 ................................     369
               2000 ................................     213
               Thereafter...........................     139


NOTE 5 - STOCK OPTIONS

     In fiscal 1994, the Company's Board of Directors adopted the Entree Corporation 1993 Nonqualified Stock Option Plan (the "Plan"), which permits the Company to grant nonqualified stock options to key employees and directors of the Company and its subsidiaries. The Plan is limited to 600,000 common shares. The Plan is administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under the Plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. Options granted under the Plan may not be exercised after eleven years from the date of grant, and no options may be granted after July 6, 2004. The exercise price will not be less than the fair market value of the Company's common stock on the date of grant, although the Board has discretion to set the exercise price at any amount. Stock option transactions for fiscal 1995 and 1994 are as follows:

                                                      1995     1994
                                                     ------   ------

    Options outstanding at beginning of year....... 400,000       ---

    Options granted................................     ---   400,000

    Options canceled............................... (50,000)      ---
                                                    -------   -------
    Options outstanding at end of year............. 350,000   400,000
                                                    =======   =======
    Options exercisable............................     ---       ---

    Option price................................... $   .10   $   .10

                 ENTREE CORPORATION AND SUBSIDIARIES

NOTE 6 - BENEFIT PLANS

     APC contributes to a multiemployer defined benefit pension plan pursuant to the terms of a collective bargaining agreement. Amounts contributed to this plan by APC were $34,000, $39,000 and $36,000 for fiscal years 1995, 1994 and 1993, respectively. APC has a 401(k) plan which covers non-union employees. There were no contributions under this plan for any years presented.


NOTE 7 - INCOME TAXES

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Components of the Company's deferred tax liabilities and assets are as follows:

                                                  April 1,  April 2,
                                                    1995      1994
                                                  --------  --------
                                                    (In Thousands)

   Deferred tax assets:
     Allowance for doubtful accounts              $  163    $  167
     State net operating loss carryforwards          786       790
     Accrued vacation                                 39        37
     Other                                            53        54
                                                   -----     -----
       Total deferred tax assets                   1,041     1,048
     Valuation allowance for deferred tax assets    (256)     (251)
                                                   -----     -----
       Net deferred tax assets                       785       797

   Deferred tax liabilities:
     Depreciation and amortization                   262       245
     Building and improvements basis difference      523       552
                                                   -----     -----
       Total deferred tax liabilities                785       797
                                                   -----     -----
     Net deferred taxes                           $  ---    $  ---
                                                   =====     =====

                 ENTREE CORPORATION AND SUBSIDIARIES

NOTE 7 - INCOME TAXES - (Continued)


     The state net operating loss carryforwards expire on various dates through fiscal 2010.

     A reconciliation of the income tax expense and the amount computed by applying the federal statutory income tax rate (34%) to earnings
(loss) before income taxes and before accounting change is as follows:

                                                  Year Ended
                                         ------------------------------
                                         April 1,   April 2,   April 3,
                                           1995      1994       1993
                                         --------   --------   --------
                                                (In Thousands)

Income tax provision (credit) at
  statutory rate........................ $(265)     $  74      $ (27)
Tax effect of operating loss
  carryforward..........................   210       (126)       ---
Non-deductible amortization.............    35         36         32
Other, net..............................    20         16         (5)
                                          ----       ----       ----
Income tax expense...................... $ ---      $ ---      $ ---
                                          ====       ====       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the persons who are now directors of the Company:

                              Present Principal
                             Occupation and Five
Name and Age               Year Employment History
- ------------               -----------------------

Richard Y.    Director of the Company since 1987, Secretary from 1987
Fisher (62)   to 1991, President since 1991; currently Chairman of
              the Board of Diana and has held various executive positions with Diana since 1984, Director of Diana since 1978.

Sydney B.     Director of the Company since April 1991; Executive Vice
Lilly (66)    President of Diana since April 1995, Director since 1988
              and from 1980 to 1984, Legal and business consultant between 1984 and 1995.

G. Michael    Director of the Company since May 1993; President and
Coggins (42)  Chief Executive Officer of APC since December 1991,
              Retail Sales Manager from September 1991 to December
              1991; Vice President and General Manager of D & M
              Wholesale Meats, Inc. from 1987 to 1991.

     The Company has no Executive, Audit, Nominating or Compensation Committee of the Board of Directors.

     The Board of Directors of the Company did not hold any meetings during fiscal 1995. Each Director serves for a term of one year or until his successor is duly elected. The Company's executive officers are appointed by the Board of Directors and hold office at the will of the Board. Richard Y. Fisher, Sydney B. Lilly and G. Michael Coggins receive no compensation for services as Directors of the Company.

     Mr. Fisher was an executive officer and a director of Retailing Corporation of America ("RCOA") and Economy Dry Goods, Inc. ("EDG") from RCOA's incorporation in 1982 and the purchase of EDG by RCOA in 1986 to his resignation in October 1990. On January 4, 1991, RCOA and EDG became the subject of proceedings under Chapter XI of the Federal Bankruptcy Code. On October 23, 1992, a Plan of Reorganization was confirmed for EDG.

     The executive officers of the Company are:

       Name              Age      Since              Position
- ------------------       ---      -----      -------------------------

Richard Y. Fisher        62       1987       President

R. Scott Miswald         39       1990       Secretary, Treasurer and
                                             Chief Accounting Officer

G. Michael Coggins       42       1991       President and Chief
                                             Executive Officer of APC

     The five-year employment history of Messrs. Fisher and Coggins is provided under the caption "Directors of the Registrant." R. Scott Miswald has been Secretary and Treasurer since 1991 and Chief Accounting Officer of the Company since 1990; Vice President of Diana since 1992, Treasurer since 1989 and Controller since 1985.

ITEM 11.     EXECUTIVE COMPENSATION

     The Summary Compensation Table reflects the total annual compensation paid by the Company for the account of the only executive officer of the Company whose salary and bonus for the fiscal year ended April 1, 1995 exceeded $100,000. Messrs. Fisher and Miswald are employees of, are compensated by and perform their services almost exclusively for Diana. They receive no additional compensation from Diana, the Company or any other third party for serving as officers of the Company, except in 1994 they received stock options for 100,000 and 50,000 shares, respectively, on the same terms as the option granted to Mr. Coggins.


                       SUMMARY COMPENSATION TABLE


Name and Principal Position - G. Michael Coggins, President and Chief Executive Officer of APC

            Annual Compensation           Long Term
Fiscal                  Other Annual   Compensation Awards   All Other
Year    Salary   Bonus  Compensation    Stock Options (#)  Compensation
- ----    ------   ----- -------------   ------------------- ------------
1995  $140,000   $---      $---                 ---           $ ---
1994   140,000    ---       ---             100,000             ---
1993   129,000    ---       ---                 ---             ---



                      FISCAL YEAR END OPTION VALUES


Name - G. Michael Coggins

                                           Value of Unexercised
      Number of Unexercised Options        In-the-Money Options
           at Fiscal Year End               at Fiscal Year End
      -----------------------------      --------------------------
       Exercisable   Unexercisable       Exercisable  Unexercisable
      -----------------------------      --------------------------

           ---          100,000             $---          $---

Employment Agreements

     APC entered into an employment agreement with G. Michael Coggins (the "Employment Agreement") effective August 23, 1991 for a period of 5 years. The Employment Agreement provides for a guaranteed minimum annual salary of $75,000 subject to an annual review. Mr. Coggins' annual salary was increased during fiscal 1993 to $140,000. The Employment Agreement provides that Mr. Coggins should not be discriminated against with respect to medical, disability, hospital and life insurance programs, from time to time, made available to APC's officers as a class.

Compensation Committee Interlocks and Insider Participation

     Mr. Fisher is President of the Company and is a Director of Diana. Mr. Miswald is Secretary, Treasurer and Chief Accounting Officer of the Company and is Vice President, Treasurer and Controller of Diana. Mr. Coggins is President and Chief Executive Officer of APC.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(A) and (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following sets forth as of June 1, 1995, information concerning
(i) beneficial ownership of the Company's common stock by the only persons who are known by the Company to own beneficially more than 5% of the common stock (including options exercisable within 60 days of June 1, 1995) and (ii) beneficial ownership of the common stock (including options exercisable within 60 days of June 1, 1995) by each director and named executive officer and by all directors and officers of the Company as a group. Except as otherwise noted, the persons named below have sole voting and investment power with respect to shares shown as beneficially owned:

                                         Amount of
                                         Beneficial     Percent
        Name of Beneficial Owner         Ownership      Of Class
        ------------------------         ----------     --------
        The Diana Corporation
         8200 W. Brown Deer Road
         Suite 200
         Milwaukee, WI  53223.....        6,500,000       81.25%
        Richard Y. Fisher (1)......          70,000         *
        Sydney B. Lilly ...........          10,000         *
        G. Michael Coggins.........             ---        ---
        All Directors and
          Officers as a
          Group (4 persons)........          90,000        1.1

          *less than 1%.

(1) Mr. Fisher has direct ownership of 20,000 shares of the Company's common stock and indirect ownership of 50,000 shares which are owned by his adult son and daughter as to which Mr. Fisher disclaims beneficial ownership, for an aggregate of 70,000 shares. Excludes the Company's outstanding shares owned by Diana.

     The following table sets forth as of June 1, 1995, information concerning the beneficial ownership of Diana's common stock, par value $1.00 per share, by each Director, by the named Executive Officer of the Company and by all Directors and Officers as a group:

                                         Amount of
                                         Beneficial     Percent
        Name of Beneficial Owner         Ownership      Of Class
        ------------------------         ----------     --------

        Richard Y. Fisher (1)......        807,983        19.4
        Sydney B. Lilly (1)........        141,597         3.5
        G. Michael Coggins.........            ---         ---
        All Directors and
          Officers as a
          Group (4 persons) (1)....        957,297        22.4


(1) Includes options to purchase 249,776 shares by Mr. Fisher, 113,587 shares by Mr. Lilly, and 368,875 shares for all Directors and Officers as a group all exercisable within 60 days of June 1, 1995.

(C)  CHANGES IN CONTROL

     In connection with APC's Loan and Security Agreement with a lender, in November 1992 the Company pledged all of the common stock of APC that it owns to the lender. This pledge of stock terminates upon the satisfaction of all obligations by the Company to the lender under the pledge agreement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1995, Diana cancelled a promissory note with APC established on July 3, 1993 under which APC owed Diana $1,000,000 and a promissory note with APC established June 23, 1993 under which APC owed Diana $400,000. These notes were replaced with a promissory note due on demand dated June 1, 1994 between Diana and APC for $1,400,000 bearing interest at prime plus 2.5%. Since June 1, 1994, the largest amount owed to Diana under this note was $1,400,000.

     Diana advanced additional amounts to the Company under an unsecured demand note established on March 5, 1990 with interest at prime plus 2.0%. Since the beginning of fiscal 1995, the largest amount owed to Diana under this note was $593,000.

     Interest expense on all borrowings from Diana was $201,000 in fiscal 1995.

                              PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

                                                              Form 10-K
(a)  Financial Statements and Financial Statement Schedules  Page Number

     The following consolidated financial statements of Entree Corporation are included in Item 8:

     Report of Ernst & Young LLP, Independent Auditors....        9

     Consolidated Balance Sheets - April 1, 1995
      and April 2, 1994...................................       10

     Consolidated Statements of Operations - Fiscal
      Years Ended April 1, 1995, April 2, 1994 and
      April 3, 1993.......................................       11

     Consolidated Statements of Shareholders' Deficit -
      Fiscal Years Ended April 1, 1995, April 2, 1994
      and April 3, 1993...................................       12

     Consolidated Statements of Cash Flows - Fiscal
      Years Ended April 1, 1995, April 2, 1994
      and April 3, 1993...................................       13

     Notes to Consolidated Financial Statements...........       14

     The following consolidated financial statement schedule of Entree Corporation is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts......       27

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal
     1995.

(c)   Exhibits

Exhibit
Number       Description

 3.1 Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1).

 3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1).

 4.1 Loan and Security Agreement dated November 24, 1992 between Barclays Business Credit, Inc. and Atlanta Provision Company, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended January 2, 1993).

 4.2 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 25, 1993 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 24, 1993).

 4.3 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated September 9, 1993 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended October 16, 1993).

 4.4 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 1, 1994 (incorporated herein by reference to Exhibit 4.4 of Registrant's Form 10-K for the year ended April 2, 1994).

 4.5 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated June 28, 1995.

10.1 Employment agreement dated August 31, 1991 between Atlanta Provision Company, Inc. and Michael Coggins (incorporated herein by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended March 28, 1992).*

10.2 Agreement dated May 13, 1992 between Atlanta Provision Company, Inc. and The United Food & Commercial Worker's District Union #442 (incorporated herein by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended March 28, 1992).

10.3 Promissory note dated March 31, 1986 between Atlanta Provision Company, Inc. and the City of Atlanta, Georgia (incorporated herein by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended March 28, 1992).

10.4 Promissory note between Atlanta Provision Company, Inc. and the Small Business Administration (incorporated herein by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended March 28, 1992).

Exhibit
Number       Description

10.5 Promissory note dated March 5, 1990 between Entree Corporation and D.O.N. Incorporated (incorporated herein by reference to Exhibit
          10.10 of Registrant's Form 10-K for the year ended March 28,
          1992).

10.6 Agreement dated March 29, 1992 between D.O.N. Incorporated, Entree Corporation and Atlanta Provision Company, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended July 18, 1992).

10.7 Stock Pledge Agreement dated November 24, 1992 between Entree Corporation and Barclays Business Credit, Inc. (incorporated herein by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended April 3, 1993).

10.8 1993 Nonqualified Stock Option Plan of Entree Corporation (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended October 16, 1993).*

10.9 Promissory Note dated June 1, 1994 between Atlanta Provision Company, Inc. and D.O.N. Incorporated (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended April 2, 1994).

21        Subsidiaries of the Registrant

23        Consent of Independent Auditors

27        Financial Data Schedule




* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                      ENTREE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                       Year Ended
                                             -------------------------------
                                             April 1,    April 2,   April 3,
                                               1995       1994       1993
                                             --------    --------   --------
                                                     (In Thousands)


Valuation accounts deducted in balance
  sheet from assets to which they apply:

Allowance for doubtful accounts:
  Balance at beginning of period..........    $ 428      $ 649      $ 573
  Additions -
    Charged to costs and expenses.........      145        135        406
  Deductions -
      Bad debts written-off,
      net of recoveries...................     (156)      (356)      (330)
                                               ----       ----       ----
  Balance at end of period................    $ 417      $ 428      $ 649
                                               ====       ====       ====
Allowance for unrealized losses on
  inventories:
    Balance at beginning of period........    $   3      $ 201      $  55
    Additions -
      Charged to costs and expenses.......       70        ---        156
    Deductions -
      Amounts written off on sale of
        inventories.......................      (52)      (198)       (10)
                                               ----       ----       ----
  Balance at end of period................    $  21      $   3      $ 201
                                               ====       ====       ====

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of June, 1995.

                                       ENTREE CORPORATION



                                       by:  /s/ Richard Y. Fisher
                                            Richard Y. Fisher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                      Date



/s/ Richard Y. Fisher         President and Director
Richard Y. Fisher



/s/ R. Scott Miswald          Principal Financial and
R. Scott Miswald              Accounting Officer



/s/ G. Michael Coggins        Director                     June 29, 1995
G. Michael Coggins



/s/ Sydney B. Lilly           Director
Sydney B. Lilly

               WAIVER AND FOURTH AMENDMENT
              TO LOAN AND SECURITY AGREEMENT



                                   June 28, 1995




Atlanta Provision Company, Inc.
1400 West Marietta Street, N.W.
Atlanta, Georgia 30318
Attention:  G. Michael Coggins

Ladies and Gentlemen:

          Reference is made to that certain Loan and Security Agreement dated as of November 24, 1992, between Atlanta Provision Company, Inc. ("Borrower") and Shawmut Capital Corporation (successor in interest to Barclays Business Credit, Inc. ("Len-der"), as amended to date (the "Loan Agreement"). Unless otherwise defined herein, all capitalized terms used herein shall have the same meanings provided for such terms in the Loan Agreement.

          Borrower has informed Lender that Events of Default have occurred under the Loan Agreement because of Borrower's failure to satisfy certain financial covenants set forth therein (the
"Existing Defaults").

          Borrower has requested that Lender (i) waive the Existing Defaults and (ii) amend certain provisions of the Loan Agreement, and Lender has agreed to such requests on the terms and conditions set forth herein.

          1. Waiver. Lender hereby waives the Events of Default arising solely from the following:

          a. the failure of Borrower to comply with the $350,000 limitation of Capital Expenditures for fiscal year 1995 as required under subsection 9.2(l) of the Loan
     Agreement;

Atlanta Provision Company, Inc.
June 28, 1995
Page 2


          b. the failure of Borrower to achieve Consolidated Adjusted Tangible Net Worth of $4,500,000 for the period ended March 4, 1995 and $5,000,000 for the period ended April 1, 1995 as required pursuant to subsection 9.3(a) of the Loan Agreement;

          c.   the failure of Borrower to achieve Consolidated
     Net Earnings From Operations of $568,000 for fiscal year
     1995 as required under subsection 9.3(b) of the Loan
     Agreement; and

          d.   the failure of Borrower to achieve Net Cash
     Flow of $500,000 for the periods ending February 4, 1995, March 4, 1995 and April 1, 1995 as required under subsection 9.3(c) of the Loan Agreement.

The foregoing waivers are limited to the Events of Default specified herein and shall not constitute a waiver of any other existing or future Default or Event of Default or of any rights that Lender may have under the Loan Agreement or applicable law with respect thereto, all of which rights Lender hereby expressly reserves.

          2. Amendments. The Loan Agreement is hereby amended as follows:

          a.   Section 1.1(j) of the Loan Agreement (Defined Terms
- - Bank) is deleted in its entirety and a new definition is substituted therefor, as follows:

        "Bank-  Shawmut Bank Connecticut, N.A."

          b. Section 3.3 of the Loan Agreement (Term of Agree-ment) is amended to extend the Original Term (as therein defined) to five (5) years from the date of the Loan Agreement, through and including November 23, 1997.

          c. Section 3.4 of the Loan Agreement (Termination) is amended to add language to the end of the first sentence thereof, as follows:

     "; and one percent (1%) of the highest of the Average Monthly Loan Balances outstanding pursuant to Section 2.1 during the Original Term if termination occurs during the fifth twelve (12) month period of the Original Term (November 24, 1996 through November 23, 1997)."

Atlanta Provision Company, Inc.
June 28, 1995
Page 3

          d. Section 9.2(l) of the Loan Agreements amended and restated in its entirety, as follows:

        "(l)   Capital Expenditures.  Make Capital Expen-
     ditures (including without limitation by way of capital-ized leases) which, in the aggregate, as to Borrower and its Subsidiaries, exceed (i) $550,000 during fiscal year 1996, (ii) $500,000 during fiscal year 1997 and (iii) $300,000 during the period from March 31, 1997 through November 23, 1997."

          e. Section 9.2(x) of the Loan Agreement (Leases) is amended to add language to the end of the first sentence thereof, as follows:

     "for the fiscal year 1995 and One Million Nine Hundred
     Thousand Dollars ($1,900,000) for each fiscal year thereafter."

          f.   Section 9.3(a) of the Loan Agreement (Minimum
Adjusted Tangible Net Worth) is amended and restated in its entirety, as follows:

        "(a)   Minimum Adjusted Tangible Net Worth.  Maintain
      at all times Consolidated Adjusted Tangible Net Worth of not less than the amount shown below for the period corresponding thereto:

          Period                                Amount

     April 1, 1995 through                   $4,000,000
       March 29, 1996
     March 30, 1996 through                  $4,500,000
       March 28, 1997
     March 29, 1997 and thereafter           $5,000,000"

          g. Section 9.3(b) of the Loan Agreement (Profitability) is amended and restated in its entirety, as follows:

        "(b)   Profitability.  Achieve Consolidated Adjusted
     Net Earnings From Operations of not less than $400,000 for fiscal year 1996 and $500,000 for each fiscal year thereafter."

          h. Section 9.3(c) of the Loan Agreement (Net Cash Flow) is amended and restated in its entirety, as follows:

Atlanta Provision Company, Inc.
June 28, 1995
Page 4


        "(c)   Net Cash Flow.  Achieve a Net Cash Flow on a
     rolling thirteen (13) period basis (measured at the end of each four (4) week period commencing April 2, 1995) of
     (i) not in excess of negative One Hundred Thousand Dollars (-$125,000) for the periods ending April 29, 1995 through July 22, 1995, (ii) not less than Zero Dollars ($0) for the periods ending August 19, 1995 through October 14, 1995, (iii) not less than One Hundred Thousand Dollars ($100,000) for the periods ending November 11, 1995 through January 6, 1996 and (iv) not less than Five Hundred Thousand Dollars ($500,000) for all periods thereafter."

          i. Section 12.10 of the Loan Agreement (Notice) is hereby amended to delete the address for Lender in its entirety and a new address is substituted therefor as follows:

               "If to Lender:      Shawmut Capital Corporation
                                   20800 Swenson Drive
                                   Suite 350
                                   Waukesha, Wisconsin  53182
                                   Attention:  Robert J. Lund"

          3. Effectiveness. This Waiver and Fourth Amendment to Loan and Security Agreement shall be effective when duly executed by both parties and delivered to Lender, together with a duly executed Notice of Extension and Second Amendment to Junior Deed to Secure Debt and Security Agreement in the form attached hereto as Exhibit A. Except as expressly amended hereby, the Loan Agreement shall remain in full force and effect as executed.

Atlanta Provision Company, Inc.
June 28, 1995
Page 5


          4.   Counterparts.  This Waiver and Fourth Amendment to
Loan and Security Agreement may be executed in counterparts all of which, taken together, shall constitute but one instrument.

                                   Very truly yours,

                                   SHAWMUT CAPITAL CORPORATION


                                   By:  /s/ Robert J. Lund
                                        Robert J. Lund
                                        Vice President


Acknowledged and agreed to
this 28th day of June, 1995

ATLANTA PROVISION COMPANY, INC.


By: /s/ R. Scott Miswald
    Its Secretary

           NOTICE OF EXTENSION AND SECOND AMENDMENT TO
        JUNIOR DEED TO SECURE DEBT AND SECURITY AGREEMENT


          THIS NOTICE OF EXTENSION AND SECOND AMENDMENT TO JUNIOR DEED TO SECURE DEBT AND SECURITY AGREEMENT is dated as of June 28, 1995 and is by and between Atlanta Provision Company, Inc., a Georgia corporation ("Grantor"), and Shawmut Capital Corporation (successor in interest to Barclays Business Credit, Inc.) ("Lender").


                             RECITALS

          A. Lender has made a revolving loan to Grantor and extended other financial accommodations to Grantor in an aggregate principal amount not to exceed $9,500,000.00, with final payment thereof being due on or before November 23, 1996. Said loan and other financial accommodations were made pursuant to a certain Loan and Security Agreement dated as of November 23, 1992, as amended (the "Loan Agreement"). Said revolving loan and other financial accommodations are secured by a certain Junior Deed to Secure Debt and Security Agreement dated as of November 23, 1992 and recorded in Deed Book 16005, Page 027, Fulton County, Georgia Records (the "Deed to Secure Debt"), as amended by a certain Notice of Extension and First Amendment to Junior Deed to Secure Debt and Security Agreement dated as of June 1, 1994 and recorded in Deed Book 18401, Page 297, Fulton County, Georgia Records. A legal description of the real estate encumbered by the Deed to Secure Debt is attached hereto as Exhibit A.

          B. Lender and Grantor are entering into a certain Waiver and Fourth Amendment, under Loan and Security Agreement (the "Amendment") amending the terms of the Loan Agreement. Among other things, the maturity date of said revolving loan and other financial accommodations is being extended to November 23, 1997.


                           AGREEMENTS

          1. All references to the "Loan Agreement" in the Deed to Secure Debt are hereby modified to refer to the Loan Agreement, as amended by the Amendment, and as otherwise now or hereafter amended from time to time.

          2. All references to "November 23, 1996" in the Deed to Secure Debt are hereby modified to refer to November 23, 1997.

          3. Except as expressly modified hereby, the Deed to Secure Debt shall remain in full force and effect as originally executed. The execution and delivery hereof shall not constitute a novation of the lien or security title of the Deed to Secure Debt, which instrument shall retain its priority as originally filed for record.

          IN WITNESS WHEREOF, Grantor and Lender have executed this instrument under seal by and through their duly authorized representatives as of the day and year first above written.

                                   GRANTOR:

                                   ATLANTA PROVISION COMPANY,
ATTEST:                            INC., a Georgia corporation


R. Scott Miswald                     By: Robert J. Zeman
Its Secretary                        Its CFO

Signed, sealed and delivered
in the presence of:

Cheryl Krajci
Unofficial Witness

Scott Martin
Notary Public

My Commission Expires:
06/28/98
_______________________________
(SEAL)



               (Signatures continued on next page)

                                   LENDER:

ATTEST:                            SHAWMUT CAPITAL CORPORATION


_______________________________    By_____________________________
Its____________________________      Its__________________________

Signed, sealed and delivered
in the presence of:

_______________________________
Unofficial Witness

_______________________________
Notary Public

My Commission Expires:

_______________________________
(SEAL)


                   THIS INSTRUMENT PREPARED BY
                  AND AFTER RECORDING RETURN TO:

                   Kimberly Slotky Reich, Esq.
                  Goldberg, Kohn, Bell, Black,
                   Rosenbloom & Moritz, Ltd.
                     55 East Monroe Street
                          Suite 3700
                   Chicago, Illinois  60603

                                                               EXHIBIT 22


                     ENTREE CORPORATION AND SUBSIDIARIES

                       SUBSIDIARIES OF THE REGISTRANT



                                                               State of
Subsidiaries of the Registrant                               Incorporation
- ------------------------------                               -------------

Atlanta Provision Company, Inc................................. Georgia

                                                               EXHIBIT 23



                  CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to Entree Corporation 1993 Nonqualified Stock Option Plan of Entree Corporation and in the related Prospectus of our report dated June 2, 1995, except for Note 3 as to which the date is June 28, 1995, with respect to the consolidated financial statements and schedules of Entree Corporation included in the Annual Report (Form 10-K) for the fiscal year ended April 1, 1995.



Milwaukee, Wisconsin                                     ERNST & YOUNG LLP
June 28, 1995