Form 10-Q
period 1995-07-22
ENTREE CORP
filed 1995-09-01
CIK 814579

SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          July 22, 1995

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

                           YES   X     NO


     At August 15, 1995, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                       July 22,     April 1,
                                                         1995         1995
                                                      ----------    --------
                                                      (Unaudited)

                                  Assets
Current assets
  Cash                                                $  1,472    $  1,653
  Receivables                                            8,170       9,658
  Inventories                                            3,779       4,343
  Other current assets                                     284         262
                                                       -------     -------
    Total current assets                                13,705      15,916

Property and equipment                                   7,374       7,236
Less accumulated depreciation                           (4,052)     (3,863)
                                                       -------     -------
                                                         3,322       3,373

Intangible assets                                          872         881
Other assets                                               362         399
                                                       -------     -------
                                                      $ 18,261    $ 20,569
                                                       =======     =======

              Liabilities and Shareholders' Deficit
Current liabilities
  Accounts payable                                    $  5,652    $  8,089
  Accrued liabilities                                      809         535
  Current portion of long-term debt                        519         405
                                                       -------     -------
    Total current liabilities                            6,980       9,029

Notes payable to parent                                  2,025       1,993
Long-term debt                                           4,846       4,869
Preferred stock of subsidiary owned by parent            6,000       6,000

Shareholders' deficit
  Common stock                                              80          80
  Additional paid-in capital                            14,590      14,590
  Accumulated deficit                                  (16,260)    (15,992)
                                                       -------     -------
    Total shareholders' deficit                         (1,590)     (1,322)
                                                       -------     -------
                                                      $ 18,261    $ 20,569
                                                       =======     =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)


                                                       16 Weeks Ended
                                                  July 22,        July 23,
                                                    1995            1994
                                                  --------        --------
Net sales                                        $ 75,287        $ 65,937
Other income                                            7               7
                                                  -------         -------
                                                   75,294          65,944

Cost of sales                                      73,924          64,579
Selling and administrative expenses                 1,285           1,231
                                                  -------         -------
Operating earnings                                     85             134

Interest expense                                     (325)           (304)

Equity in earnings (loss) of
  unconsolidated subsidiary                           (28)             17
                                                  -------         -------
Net loss                                         $   (268)       $   (153)
                                                  =======         =======
Loss per common share                            $   (.03)       $   (.02)
                                                  =======         =======
Weighted average number of common shares
  outstanding                                       8,000           8,000
                                                  =======         =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                       16 Weeks Ended
                                                  July 22,       July 23,
                                                    1995           1994
                                                  --------       --------
Operating activities:
  Net loss                                       $   (268)      $   (153)
  Reconciliation of net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                     207            180
    Provision for doubtful accounts                    40             40
    Equity in (earnings) loss of
     unconsolidated subsidiary                         28            (17)
    Change in operating assets and
     liabilities                                     (173)         2,356
                                                  -------        -------
Net cash provided (used) by operating activities     (166)         2,406

Investing activities:
  Purchases of property and equipment                (138)           (66)

Financing activities:
  Payments of long-term debt                          (11)           (49)
  Net change in line of credit                        102         (2,299)
  Change in notes payable to parent                    32             26
                                                  -------        -------
Net cash provided (used) by financing activities      123         (2,322)
                                                  -------        -------
Increase (decrease) in cash                          (181)            18

Cash at beginning of period                         1,653          1,031
                                                  -------        -------
Cash at end of period                            $  1,472       $  1,049
                                                  =======        =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                              July 22, 1995
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen weeks ended July 22, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of loss per common share is based on the weighted average number of common shares.


NOTE 2 - Notes Payable to Parent

     Notes payable to parent consisted of the following at July 22, 1995 and April 1, 1995 (in thousands):
                                             July 22,      April 1,
                                               1995          1995
                                             --------      --------
     Long-term
     ---------
     Unsecured term note payable,
       interest at the prime rate plus
       2%, due on demand................     $  625         $  593

     Unsecured term note payable,
       interest at the prime rate plus
       2.5%, due on demand..............      1,400          1,400
                                              -----          -----
                                             $2,025         $1,993
                                              =====          =====

     The term notes payable have been classified as noncurrent liabilities because of restrictions under a loan and security agreement. Interest expense on all borrowings from the parent was $70,000 and $56,000 for the sixteen weeks ended July 22, 1995 and July 23, 1994, respectively.

NOTE 3 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 6,000,000 shares of Atlanta Provision Company, Inc's ("APC") non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995, however, no dividends have been declared by APC. At July 22, 1995, dividends in arrears on the preferred stock were $1,950,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the first quarter of fiscal 1996 and 1995 (in thousands):

                                    1996      1995
                                    ----      ----
          Beef                     36,056    34,200
          Pork                     16,500    13,486
          Other                    22,731    18,251
                                   ------    ------
                                 $ 75,287  $ 65,937
                                   ======    ======

     For the sixteen weeks ended July 22, 1995, APC's overall volume (based on tonnage) increased by 6.6% and net sales increased $9,350,000 or 14.2% over fiscal 1995 first quarter net sales. The average sales price per pound increased from $1.21 in fiscal 1995 to $1.29 in fiscal 1996 due to a change in the product mix. The increase in net sales is attributable to increased business resulting from the addition of Sam's Club as a customer in December 1994. Sales to Sam's Club during the first quarter of fiscal 1996 accounted for more than 25% of APC's net sales.

     For the sixteen weeks ended July 22, 1995, gross profit increased by $5,000 or .4% from the corresponding period in fiscal 1995. Gross profit as a percentage of net sales was 1.8% in the first quarter of fiscal 1996 as compared to 2.1% in fiscal 1995. The relatively small increase in gross profit dollars as compared to the increase in net sales and the reduction in the gross profit percentage is attributable to continuation of inefficiencies incurred in APC's transportation operations. Transportation expenses as a percentage of net sales remained unchanged from levels attained during the fourth quarter of fiscal 1995, however, as a percentage of net sales these expenses increased .2% from the first quarter of fiscal 1995. During the first quarter of fiscal 1996 APC hired a general manager whose initial focus is cost containment and reduction. In addition, in May 1995 APC entered into a new two year collective bargaining agreement with certain of its warehouse and transportation employees. This agreement provided for, among other things, a one time signing bonus for eligible employees which was expensed during the first quarter of fiscal 1996 and the implementation of health insurance coverage partially covered by APC. The additional costs incurred by APC during the first quarter of fiscal 1996 resulting from this agreement amounted to approximately $70,000 or .1% of net sales.

     For the sixteen weeks ended July 22, 1995, selling and administrative expenses increased $54,000 or 4.4% from the same period in fiscal 1995. This increase is primarily attributable to increased administrative payroll, insurance and consulting expenses partially offset by lower selling expenses. As a percentage of net sales, selling and administrative expenses were 1.7% in the first quarter of fiscal 1996, compared to 1.9% in the first quarter of fiscal 1995.

     For the sixteen weeks ended July 22, 1995, interest expense increased by $21,000 from the same period in fiscal 1995. The increase is primarily attributable to an increase in interest rates partially offset by lower borrowings by APC under its line of credit.

     Equity in earnings (loss) of unconsolidated subsidiary decreased $45,000 from fiscal 1995. The reason for the decrease is due to a loss from APC's subsidiary resulting from lower sales and increased operating expenses.

Liquidity and Capital Resources

     The Company recorded cash used by operating activities of $166,000 during the first quarter of fiscal 1996 as compared to cash provided by operating activities of $2,406,000 for the same period of time in fiscal 1995. The fiscal 1995 cash flow from operating activities included inventory reductions of $2,069,000. The cash outflow from operating activities during the first quarter of fiscal 1996 is primarily attributable to the following changes in operating assets and liabilities: a) inventories decreased by $564,000 or 13% from April 1, 1995 due to better management of inventory through a reduction in inventory levels and increased inventory turnover;
b) receivables decreased $1,488,000 or 15.4% from April 1, 1995 primarily due to faster collection of receivables from Sam's Club and c) accounts payable decreased $2,437,000 or 30.1% from April 1, 1995 primarily due to lower inventory levels and management's intent to reduce the accounts payable to inventory ratio from that at April 1, 1995.

     Capital expenditures for property and equipment during the sixteen weeks ended July 22, 1995 were $138,000. Fiscal 1996 capital expenditures are limited to $550,000 pursuant to restrictions in APC's credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At July 22, 1995, APC borrowed $4,343,000 and had letters of credit of $1,500,000 issued on its behalf. At July 22, 1995, APC had available unused borrowing capacity of $2,158,000. APC management estimates that the minimum level of borrowings that will be outstanding for the remainder of the fiscal year will be approximately $4,000,000 and has classified $343,000 of the amount outstanding as a current liability. In August 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996.

     Diana continues to provide certain financial support to the Company and has loaned the Company $2,025,000 in the aggregate as of July 22, 1995. In addition, Diana has provided other financial support to satisfy certain requirements of the Company. Diana has no obligation to provide any additional financial support.

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                  4.1  -  Amendment to Loan and Security Agreement between
                          Atlanta Provision Company, Inc. and Shawmut
                          Capital Corporation dated August 31, 1995.

                 10.1  -  Agreement dated May 14, 1995 between Atlanta
                          Provision Company, Inc. and The United Food & Commercial Workers Union Local 1996.

                 27    -  Financial Data Schedule

            (b) No reports on Form 8-K were filed by the Company for the quarter covered by this report.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENTREE CORPORATION



                                            /s/ Richard Y. Fisher
                                            Richard Y. Fisher
                                            President and Director
                                            (Principal Executive Officer)




                                            /s/ R. Scott Miswald
                                            R. Scott Miswald
                                            Secretary and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)



DATE:  September 1, 1995