Form 10-Q
period 1995-10-14
ENTREE CORP
filed 1995-11-28
CIK 814579

SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:         October 14, 1995

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

                           YES   X     NO


     At October 31, 1995, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                      October 14,   April 1,
                                                         1995         1995
                                                      ----------    --------
                                                      (Unaudited)

                                  Assets
Current assets
  Cash                                                $  1,284    $  1,653
  Receivables                                            8,583       9,658
  Inventories                                            4,936       4,343
  Other current assets                                     332         262
                                                        ------      ------
    Total current assets                                15,135      15,916

Property and equipment                                   7,337       7,236
Less accumulated depreciation                           (4,141)     (3,863)
                                                        ------      ------
                                                         3,196       3,373

Intangible assets                                          865         881
Other assets                                               358         399
                                                        ------      ------
                                                      $ 19,554    $ 20,569
                                                        ======      ======

              Liabilities and Shareholders' Deficit

Current liabilities
  Accounts payable                                    $  7,150    $  8,089
  Accrued liabilities                                      564         535
  Current portion of long-term debt                        591         405
                                                        ------      ------
    Total current liabilities                            8,305       9,029

Notes payable to parent                                  2,047       1,993
Long-term debt                                           4,829       4,869
Preferred stock of subsidiary owned by parent            6,000       6,000

Shareholders' deficit
  Common stock                                              80          80
  Additional paid-in capital                            14,590      14,590
  Accumulated deficit                                  (16,297)    (15,992)
                                                        ------      ------
    Total shareholders' deficit                         (1,627)     (1,322)
                                                        ------      ------
                                                      $ 19,554    $ 20,569
                                                        ======      ======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             28 Weeks Ended
                         -----------------------    -----------------------
                         October 14,  October 15,   October 14,  October 15,
                            1995         1994          1995         1994
                         ----------   ----------    ----------   ----------
Net sales                 $ 53,668     $ 45,289     $ 128,955    $ 111,226
Other income                    14            6            21           13
                            ------       ------       -------      -------
                            53,682       45,295       128,976      111,239

Cost of sales               52,604       44,148       126,527      108,727
Selling and administra-
 tive expenses                 891          931         2,177        2,162
                            ------       ------       -------      -------

Operating earnings             187          216           272          350

Interest expense              (232)        (185)         (557)        (489)
Equity in earnings (loss)
 of unconsolidated
 subsidiary                      8          ---           (20)          17
                            ------       ------       -------      -------
Net earnings (loss)       $    (37)    $     31     $    (305)   $    (122)
                            ======       ======       =======      =======
Earnings (loss) per
 common share             $    .00     $    .00     $    (.04)   $    (.02)
                            ======       ======       =======      =======
Weighted average number
 of common shares
 outstanding                 8,000        8,000         8,000        8,000
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                       28 Weeks Ended
                                                       --------------
                                                 October 14,    October 15,
                                                    1995           1994
                                                 ----------     ----------
Operating activities:
  Net loss                                       $   (305)      $   (122)
  Reconciliation of net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                     357            317
    Provision for doubtful accounts                    85             70
    Equity in (earnings) loss of
     unconsolidated subsidiary                         20            (17)
    Change in operating assets and
     liabilities                                     (547)         2,430
                                                   ------         ------
Net cash provided (used) by operating activities     (390)         2,678

Investing activities:
  Purchases of property and equipment                (179)          (102)

Financing activities:
  Payments of long-term debt                          (52)           (88)
  Net change in line of credit                        198         (2,403)
  Change in notes payable to parent                    54             45
                                                   ------         ------
Net cash provided (used) by financing activities      200         (2,446)
                                                   ------         ------
Increase (decrease) in cash                          (369)           130

Cash at beginning of period                         1,653          1,031
                                                   ------         ------
Cash at end of period                            $  1,284       $  1,161
                                                   ======         ======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             October 14, 1995
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-eight weeks ended October 14, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding.

NOTE 2 - Notes Payable to Parent

     Notes payable to parent consisted of the following at October 14, 1995 and April 1, 1995 (in thousands):
                                                October 14,   April 1,
                                                   1995         1995
                                                ----------    --------
     Long-term
     Unsecured term note payable, interest at
      the prime rate plus 2%, due on demand     $   647       $   593

     Unsecured term note payable, interest at
      the prime rate plus 2.5%, due on demand     1,400         1,400
                                                  -----         -----
                                                $ 2,047       $ 1,993
                                                  =====         =====

     The term notes payable have been classified as noncurrent liabilities because of restrictions under a loan and security agreement. Interest expense on all borrowings from the parent was $53,000 and $45,000 for the twelve weeks ended October 14, 1995 and October 15, 1994, respectively, and $123,000 and $101,000 for the twenty-eight weeks also ended October 14, 1995 and October 15, 1994, respectively.

NOTE 3 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 6,000,000 shares of Atlanta Provision Company, Inc's ("APC") non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995, however, no dividends have been declared by APC. At October 14, 1995, dividends in arrears on the preferred stock were $2,100,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the second quarter and year-to-date for fiscal 1996 and 1995 (in thousands):

                           Second Quarter             Year-To-Date
                           --------------            ---------------
                           1996      1995            1996       1995
                           ----      ----            ----       ----
          Beef          $ 26,218  $ 22,699       $  62,273  $  56,899
          Pork            10,469     9,174          26,969     22,660
          Other           16,981    13,416          39,713     31,667
                          ------    ------         -------    -------
                        $ 53,668  $ 45,289       $ 128,955  $ 111,226
                          ======    ======         =======    =======

     For the twelve weeks ended October 14, 1995, APC's overall volume (based on tonnage) increased by 7.5% and net sales increased $8,379,000 or 18.5% over fiscal 1995 second quarter net sales. The average sales price per pound during the second quarter increased from $1.15 in fiscal 1995 to $1.28 in fiscal 1996. For the twenty-eight weeks ended October 14, 1995, APC's overall volume (based on tonnage) increased by 6.8% and net sales increased $17,729,000 or 15.9% over fiscal 1995 sales for the same period of time. The average sales price per pound during the twenty-eight weeks ended October 14, 1995 increased from $1.18 in fiscal 1995 to $1.29 in fiscal 1996. The increase in net sales in fiscal 1996 is attributable to increased business resulting from the addition of a customer in December 1994. Sales to this customer during the second quarter and year-to-date fiscal 1996 accounted for more than 25% of APC's net sales. APC anticipates that sales to this customer will decrease from current levels due to the discontinuance of certain higher cost routes. The increase in average sales price per pound in fiscal 1996 is due to a change in the product mix.

     For the twelve weeks ended October 14, 1995, gross profit decreased by $77,000 or 6.7% from the corresponding period in fiscal 1995. Gross profit as a percentage of net sales was 2.0% in the second quarter of fiscal 1996 as compared to 2.5% in fiscal 1995. The decrease in gross profit and the gross profit percentage in fiscal 1996 is primarily due to the customer added in December 1994. For the twenty-eight weeks ended October 14, 1995, gross profit decreased by $71,000 or 2.8% over the corresponding period in fiscal 1995. Gross profit as a percentage of net sales for the twenty-eight weeks ended October 14, 1995 was 1.9% as compared to 2.2% for the same period of time in fiscal 1995. The decrease in gross profit and the gross profit percentage for the twenty-eight weeks ended October 14, 1995 is primarily due to the customer added in December 1994.

     For the twelve weeks ended October 14, 1995, selling and administrative expenses decreased $40,000 or 4.3% from the same period in fiscal 1995. The decrease in these expenses in the second quarter fiscal 1996 is primarily due to lower selling expenses attributable to a reduction in the number of sales employees. Selling and administrative expenses as a percentage of net sales were 1.7% in the second quarter of fiscal 1996 as compared to 2.1% in fiscal 1995. For the twenty-eight weeks ended October 14, 1995, selling and administrative expenses increased $15,000 or .7% from the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 1.7% for the twenty-eight weeks ended October 14, 1995 as compared to 1.9% for the same period in fiscal 1995.

     For the twelve and twenty-eight weeks ended October 14, 1995, interest expense increased by $47,000 and $68,000, respectively, from the same periods in fiscal 1995. The increase is primarily attributable to increased interest rates in fiscal 1996 as compared to fiscal 1995.

     For the twenty-eight weeks ended October 14, 1995, equity in earnings
(loss) of unconsolidated subsidiary decreased $37,000 from the same period in fiscal 1995. The reason for the decrease is due to a loss from APC's subsidiary resulting from lower gross profit margins.

Liquidity and Capital Resources

     The Company recorded cash used by operating activities of $390,000 during the twenty-eight weeks ended October 14, 1995 as compared to cash provided by operating activities of $2,678,000 for the same period of time in fiscal 1995. The fiscal 1995 cash flow from operating activities included reductions of inventory of $2,000,000 and receivables of $867,000 offset by reduction in accounts payable of $410,000. The cash outflow from operating activities during the twenty-eight weeks ended October 14, 1995 is primarily attributable to the following changes in operating assets and liabilities:
a) inventories increased by $593,000 or 13.7% from April 1, 1995; b) receivables decreased $1,075,000 or 11.1% from April 1, 1995 and c) accounts payable decreased $939,000 or 11.6% from April 1, 1995.

     Capital expenditures for property and equipment during the twenty-eight weeks ended October 14, 1995 were $179,000. Fiscal 1996 capital expenditures are limited to $550,000 pursuant to restrictions in APC's credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2.0% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At October 14, 1995, APC borrowed $4,439,000 and had letters of credit of $2,000,000 issued on its behalf. At October 14, 1995, APC had available unused borrowing capacity of $2,311,000. APC management estimates that the minimum level of borrowings that will be outstanding for the remainder of the fiscal year will be approximately $4,000,000 and has classified $439,000 of the amount outstanding as a current liability. In August and November 1995, APC and its lender entered into waiver and amendment agreements relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996.

     Diana continues to provide certain financial support to the Company and has loaned the Company $2,047,000 in the aggregate as of October 14, 1995.
In addition, Diana has provided other financial support to satisfy certain requirements of the Company. Diana has no obligation to provide any additional financial support. Diana is exploring options with respect to the Company's investment in APC.

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 4.1   -  Waiver and Sixth Amendment to Loan and Security
                          Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation dated November 28, 1995.

                 27    -  Financial Data Schedule

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



DATE:  November 28, 1995