Form 10-Q
period 1996-01-06
ENTREE CORP
filed 1996-02-09
CIK 814579

SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:         January 6, 1996

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

                           YES   X     NO


     At January 31, 1996, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                      January 6,    April 1,
                                                         1996         1995
                                                      ----------    --------
                                                      (Unaudited)

                                  Assets
Current assets
  Cash                                                $  1,220    $  1,653
  Receivables                                            8,507       9,658
  Inventories                                            4,758       4,343
  Other current assets                                     255         262
                                                       -------     -------
    Total current assets                                14,740      15,916

Property and equipment                                   7,455       7,236
Less accumulated depreciation                           (4,267)     (3,863)
                                                       -------     -------
                                                         3,188       3,373

Intangible assets                                          858         881
Other assets                                               355         399
                                                       -------     -------
                                                      $ 19,141    $ 20,569
                                                       =======     =======

              Liabilities and Shareholders' Deficit
Current liabilities
  Accounts payable                                    $  7,981    $  8,089
  Accrued liabilities                                      802         535
  Current portion of long-term debt                        124         405
                                                       -------     -------
    Total current liabilities                            8,907       9,029

Notes payable to parent                                  2,065       1,993
Long-term debt                                           3,810       4,869
Preferred stock of subsidiary owned by parent            6,000       6,000

Shareholders' deficit
  Common stock                                              80          80
  Additional paid-in capital                            14,590      14,590
  Accumulated deficit                                  (16,311)    (15,992)
                                                       -------     -------
    Total shareholders' deficit                         (1,641)     (1,322)
                                                       -------     -------
                                                      $ 19,141    $ 20,569
                                                       =======     =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             40 Weeks Ended
                         ------------------------   -----------------------
                         January 6,    January 7,   January 6,   January 7,
                            1996          1995         1996         1995
                         ----------    ----------   ----------   ----------
Net sales                 $ 53,753     $ 47,232     $ 182,709    $ 158,458
Other income                    19           80            40           93
                            ------       ------       -------      -------
                            53,772       47,312       182,749      158,551

Cost of sales               52,690       45,993       179,218      154,720
Selling and administra-
 tive expenses                 896          973         3,072        3,135
                            ------       ------       -------      -------
Operating earnings             186          346           459          696

Interest expense              (219)        (197)         (776)        (686)
Equity in earnings (loss)
 of unconsolidated
 subsidiary                     19          (52)           (2)         (35)
                            ------       ------       -------      -------
Net earnings (loss)       $    (14)    $     97     $    (319)   $     (25)
                            ======       ======       =======      =======
Earnings (loss) per
 common share             $    .00     $    .01     $    (.04)   $     .00
                            ======       ======       =======      =======
Weighted average number
 of common shares
 outstanding                 8,000        8,000         8,000        8,000
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      40 Weeks Ended
                                                 ------------------------
                                                 January 6,     January 7,
                                                    1996           1995
                                                 ----------     ---------
Operating activities:
  Net loss                                       $   (319)      $    (25)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                     495            451
    Provision for doubtful accounts                   145            100
    Equity in loss of unconsolidated
     subsidiary                                         2             35
    Change in operating assets and
     liabilities                                      809          1,396
                                                  -------        -------
Net cash provided by operating activities           1,132          1,957

Investing activities:
  Purchases of property and equipment                (297)          (229)

Financing activities:
  Payments of long-term debt                          (96)          (129)
  Net change in line of credit                     (1,244)        (1,426)
  Change in notes payable to parent                    72             59
                                                  -------        -------
Net cash used by financing activities              (1,268)        (1,496)
                                                  -------        -------
Increase (decrease) in cash                          (433)           232

Cash at beginning of period                         1,653          1,031
                                                  -------        -------
Cash at end of period                            $  1,220       $  1,263
                                                  =======        =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             January 6, 1996
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 6, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of earnings (loss) per common share is based on the weighted average number of common shares outstanding.

NOTE 2 - Notes Payable to Parent

     Notes payable to parent consisted of the following at January 6, 1996 and April 1, 1995 (in thousands):
                                                January 6,    April 1,
                                                   1996         1995
                                                ----------    --------
     Long-term
     ---------
     Unsecured term note payable, interest at
      the prime rate plus 2%, due on demand     $   665       $   593

     Unsecured term note payable, interest at
      the prime rate plus 2.5%, due on demand     1,400         1,400
                                                  -----         -----
                                                $ 2,065       $ 1,993
                                                  =====         =====
     The term notes payable have been classified as noncurrent liabilities because of restrictions under a loan and security agreement. Interest expense on all borrowings from the parent was $52,000 and $48,000 for the twelve weeks ended January 6, 1996 and January 7, 1995, respectively, and $175,000 and $149,000 for the forty weeks also ended January 6, 1996 and January 7, 1995, respectively.

NOTE 3 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 6,000,000 shares of Atlanta Provision Company, Inc's ("APC") non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995, however, no dividends have been declared by APC. At January 6, 1996, dividends in arrears on the preferred stock were $2,250,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the third quarter and year-to-date for fiscal 1996 and 1995 (in thousands):

                           Third Quarter              Year-To-Date
                           --------------            ---------------
                           1996      1995            1996       1995
                           ----      ----            ----       ----
          Beef          $ 23,427  $ 22,512       $  85,700  $  79,410
          Pork             9,824     8,790          36,793     31,450
          Other           20,502    15,930          60,216     47,598
                          ------    ------         -------    -------
                        $ 53,753  $ 47,232       $ 182,709  $ 158,458
                          ======    ======         =======    =======
     For the twelve weeks ended January 6, 1996, APC's overall volume (based on tonnage) increased by 1.6% and net sales increased $6,521,000 or 13.8% over fiscal 1995 third quarter net sales. For the forty weeks ended January 6, 1996, APC's overall volume (based on tonnage) increased by 5.3% and net sales increased $24,251,000 or 15.3% over fiscal 1995 sales for the same period of time. The increase in net sales in fiscal 1996 is attributable to increased business resulting from the addition of a customer in December 1994. Sales to this customer during the third quarter of fiscal 1996 accounted for approximately 25% of APC's net sales. Year-to-date fiscal 1996 sales to this customer accounted for more than 25% of APC's net sales.

     For the twelve weeks ended January 6, 1996, gross profit decreased by $176,000 or 14.2% from the corresponding period in fiscal 1995. Gross profit as a percentage of net sales was 2.0% in the third quarter of fiscal 1996 as compared to 2.6% in fiscal 1995. For the forty weeks ended January 6, 1996, gross profit decreased by $247,000 or 6.6% from the corresponding period in fiscal 1995. Gross profit as a percentage of net sales for the forty weeks ended January 6, 1996 was 1.9% as compared to 2.4% for the same period of time in fiscal 1995. The decrease in gross profit and the gross profit percentage for the twelve and forty weeks ended January 6, 1996 as compared to the same period of time in fiscal 1995 is primarily due to lower margins on sales to the customer added in December 1994.

     For the twelve weeks ended January 6, 1996, selling and administrative expenses decreased $77,000 or 7.9% from the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 1.7% in the third quarter of fiscal 1996 as compared to 2.1% in fiscal 1995. For the forty weeks ended January 6, 1996, selling and administrative expenses decreased $63,000 or 2.0% from the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 1.7% for the forty weeks ended January 6, 1996 as compared to 2.0% for the same period in fiscal 1995. The decrease in these expenses in the third quarter and year-to-date fiscal 1996 is primarily due to lower selling expenses attributable to a reduction in the number of sales employees partially offset by increased administration payroll and bad debt expenses.

     For the twelve and forty weeks ended January 6, 1996, interest expense increased by $22,000 and $90,000, respectively, from the same periods in fiscal 1995. The increase is primarily attributable to increased interest rates in fiscal 1996 as compared to fiscal 1995.

Liquidity and Capital Resources

     The Company recorded cash provided by operating activities of $1,132,000 during the forty weeks ended January 6, 1996 as compared to cash provided by operating activities of $1,957,000 for the same period of time in fiscal 1995. The cash provided from operating activities during the forty weeks ended January 6, 1996 is primarily attributable to the following changes in operating assets and liabilities: a) receivables decreased by $1,151,000 or 11.9% from April 1, 1995; b) inventories increased $415,000 or 9.6% from April 1, 1995 and c) accounts payable decreased $108,000 or 1.3% from April 1, 1995.

     Capital expenditures for property and equipment during the forty weeks ended January 6, 1996 were $297,000. Fiscal 1996 capital expenditures are limited to $550,000 pursuant to restrictions in APC's credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2.0% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At January 6, 1996, APC borrowed $2,997,000 and had letters of credit of $2,000,000 issued on its behalf. At January 6, 1996, APC had available unused borrowing capacity of $3,678,000. In August and November 1995, APC and its lender entered into waiver and amendment agreements relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996.

     Diana continues to provide certain financial support to the Company and has loaned the Company $2,065,000 in the aggregate as of January 6, 1996. In addition, Diana has provided other financial support to satisfy certain requirements of the Company. Diana has no obligation to provide any additional financial support. Diana is exploring options with respect to the Company's investment in APC.

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



DATE:  February 9, 1996