Form 10-K
period 1996-03-30
ENTREE CORP
filed 1996-06-28
CIK 814579

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K


{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                  March 30, 1996


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

                                                            X  Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

The aggregate market value of Common Stock, Par Value $.01 Per Share, held by non-affiliates (based upon the closing average bid and ask prices as quoted by an OTC Market Maker) on June 10, 1996 was approximately $98,000.

As of June 1, 1996 there were 8,000,000 shares of Common Stock, Par Value $.01 Per Share, outstanding.


                 DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                 PART I


ITEM 1.              BUSINESS

(A)        GENERAL DEVELOPMENT OF BUSINESS

           Entree Corporation (the "Company") is a Delaware corporation which was incorporated on October 8, 1986. The Company is an 81.25%-owned subsidiary of The Diana Corporation ("Diana).

           In fiscal 1996, the Company's principal business was the wholesale distribution of meat and seafood through its wholly-owned subsidiary, Atlanta Provision Company, Inc. ("APC").

(B)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

           The Company, through APC, is a wholesale distributor of meat and seafood. This is the only industry segment material to its operations.

(C)        NARRATIVE DESCRIPTION OF BUSINESS

     APC distributes primarily beef, pork, poultry and seafood in the southeastern region of the United States. APC sells primarily to retail food outlets, meat wholesalers, food service enterprises and restaurants. It owns and operates a warehouse facility in Atlanta, Georgia from which it delivers these products to its customers. For the fiscal year ended March 30, 1996, Sam's Club and Cub Foods each accounted for more than 10% of APC's net sales. No other single customer accounted for more than 10% of net sales during the year ended March 30, 1996. The products purchased for distribution are supplied by food manufacturers and processors, the two largest of which accounted for approximately 37% of total purchases. APC does not have contracts with any suppliers.

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

EMPLOYEES OF REGISTRANT

     At March 30, 1996, the Company had 245 employees of whom 185 are truck drivers and warehousemen, some of whom are covered by a collective bargaining agreement which expires in May 1997. The Company has not experienced a significant work stoppage and considers its present relationships with its employees to be good.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

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

(B)        STOCK PRICE AND DIVIDEND INFORMATION

     The table below presents the high and low bid prices per share for the Company's common stock obtained from trading reports of the National Association of Securities Dealers:

                                      Fiscal 1996       Fiscal 1995
                                     ------------      ------------
                                     High     Low      High     Low
                                     ----     ---      ----     ---
      1st Quarter ............       3/16     1/32     7/16     1/4
      2nd Quarter ............       3/16     3/64     9/32     1/16
      3rd Quarter ............       3/4      1/32     3/32     1/16
      4th Quarter ............       9/16     1/16     3/32     3/32

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

(C)        APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of holders of record of the Company's common stock as of May 24, 1996 was 776.

ITEM 6.                     SELECTED FINANCIAL DATA

                              ENTREE CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                   (In Thousands, Except Per Share Amounts)

                          March 30, April 1,  April 2,  April 3,  March 28,
                           1996(3)    1995      1994    1993(1)(2)  1992
                          --------  -------   -------   -------   --------
Statement of Operations
 Data:
  Net sales...............$236,108  $215,141  $215,333  $200,737  $156,590
  Net earnings (loss)
   before accounting
   change.................  (1,135)     (779)      218       (80)   (2,155)
  Net earnings (loss).....  (1,135)     (779)      480       (80)   (2,155)
  Net earnings (loss) per
   common share before
   accounting change......    (.14)     (.10)      .03      (.01)     (.27)
  Net earnings (loss)
   per common share.......    (.14)     (.10)      .06      (.01)     (.27)
  Weighted average
   number of common
   shares outstanding.....   8,000     8,000     8,320     8,000     8,000
  Dividends per share.....     ---       ---       ---       ---       ---

Balance Sheet Data:
  Working capital.........$  2,905  $  2,887  $  3,585  $  2,535  $  1,176
  Total assets............  18,048    20,569    21,329    18,070    19,005
  Long-term debt..........     804     2,862     2,980     1,966     6,455
  Total liabilities.......  19,822    21,891    21,872    19,093    19,948
  Shareholders' deficit...  (1,774)   (1,322)     (543)   (1,023)     (943)

Net tangible shareholders'
 deficit (4)..............  (1,774)   (2,203)   (1,453)   (1,966)   (1,923)


(1) Fiscal year ended April 3, 1993 includes 53 weeks; all other fiscal years include 52 weeks.

(2) In fiscal 1993, Diana purchased 6 million shares of APC non-voting preferred stock in exchange for the cancellation of $6 million of notes payable owed by APC to Diana.

(3) In fiscal 1996, Diana entered into an agreement with APC to purchase 1.4 million shares of APC non-voting preferred stock in exchange for the cancellation of $1.4 million of notes payable owed by APC to Diana.

     On March 30, 1996, Diana made a capital contribution to the Company of $683,000 by discharging the Company from any obligation to repay Diana for amounts advanced to the Company under a promissory note dated March 5, 1990.

(4) Net tangible shareholders' deficit consists of shareholders' deficit adjusted for goodwill.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEAR ENDED MARCH 30, 1996 VERSUS
APRIL 1, 1995

     The following is a summary of sales by significant product line for fiscal 1996 and 1995 (in thousands):

                                1996          1995
                              --------      --------
          Beef               $ 109,785     $ 107,055
          Pork                  46,822        42,700
          Other                 79,501        65,386
                               -------       -------
                             $ 236,108     $ 215,141
                               =======       =======
     Fiscal 1996 net sales increased $20,967,000 or 9.7% over fiscal 1995 net sales. APC's overall volume (based on tonnage) during this period increased by 3.4%. The increase in APC's net sales is primarily attributable to increased business resulting from the addition of Sam's Club as a customer in December 1994. Approximately 36% of net sales for the year ended March 30, 1996 were made to two customers.

     Fiscal 1996 gross profit increased by $220,000 or 5.1% over fiscal 1995 primarily due to the increase in APC's sales. Fiscal 1996 was positively impacted, by comparison to fiscal 1995, as a result of significantly higher warehouse and transportation payroll expenses and inventory losses incurred by APC during the fourth quarter of fiscal 1995 due to the addition of Sam's Club as a customer. However, for the year, gross profit as a percentage of net sales was 1.9% in fiscal 1996 as compared to 2.0% in fiscal 1995.

     In fiscal 1996, selling and administrative expenses decreased by $172,000 or 4.1% from fiscal 1995. As a percentage of net sales, selling and administrative expense was 1.7% in fiscal 1996 as compared to 2.0% in fiscal 1995. The decrease in selling and administrative expenses is primarily due to lower selling expenses attributable to a reduction in the number of sales employees partially offset by increased administrative payroll and bad debt expenses.

     The Company is exploring options with respect to its investment in APC, including a possible sale of APC. As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the market value of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC. The goodwill write off has no effect on the Company's cash flow or tangible shareholders' deficit. Excluding the write off of goodwill, operating earnings improved to $545,000 in fiscal 1996 compared to $209,000 in fiscal 1995.

     In fiscal 1996, interest expense increased by $27,000 or 2.8% over fiscal 1995. The increase is primarily attributable to increased interest rates in fiscal 1996 as compared to fiscal 1995.

     In fiscal 1996, non-operating income consisted of $145,000 of non-refundable cash deposits received from a potential buyer of APC whose contract to purchase lapsed.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 1, 1995 VERSUS
APRIL 2, 1994

     The following is a summary of sales by significant product line for fiscal 1995 and 1994 (in thousands):

                                1995          1994
                              --------      --------
          Beef               $ 107,055     $ 116,557
          Pork                  42,700        40,770
          Other                 65,386        58,006
                               -------       -------
                             $ 215,141     $ 215,333
                               =======       =======
     Fiscal 1995 net sales decreased $192,000 or .1% over fiscal 1994 net sales. APC's overall volume (based on tonnage) during this period increased by 1.8%. The decrease in beef sales is primarily attributable to reduced average sales price per pound and to a lesser extent decreased volume.

     Fiscal 1995 gross profit decreased by $718,000 or 14.3% from fiscal 1994 primarily due to increased transportation and warehouse costs and inventory losses due to inefficiencies in APC's warehouse and transportation operations (see discussion below) partially offset by lower product costs. Gross profit as a percentage of net sales was 2.0% in fiscal 1995 as compared to 2.3% in fiscal 1994.

     In fiscal 1995, selling and administrative expenses increased by $60,000 over fiscal 1994. As a percentage of net sales, selling and administrative expenses was 2.0% in fiscal 1995 as compared to 1.9% in fiscal 1994. The increase in selling and administrative expenses is primarily due to increased administrative payroll, insurance and consulting expenses, partially offset by lower selling expenses.

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

     In fiscal 1995, APC incurred increased warehouse and transportation payroll expenses and inventory losses. Consequently, APC made management changes and implemented new procedures in an attempt to improve its warehouse and transportation operations. Furthermore, during the latter part of fiscal 1995's third quarter, APC obtained Sam's Club as a new customer. Sam's Club generated a significant amount of volume at margins that were lower than APC's average historical margins. Initially, the addition of this new business increased the operational costs discussed above which management believes is the primary reason for the loss of $754,000 incurred in the fourth quarter and the loss for the 52 weeks ended April 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded cash flow from operating activities of $939,000 as compared to cash provided by operating activities of $3,595,000 in fiscal 1995. The decrease in cash flow is primarily attributable to less cash provided by the net change in operating assets and liabilities. Receivables decreased $810,000 or 8.4% over fiscal 1995 despite increased sales in fiscal 1996 primarily because fiscal 1995 accounts receivable were unusually high at April 1, 1995 due to the addition of Sam's Club as a customer in December 1994. Inventory increased by $198,000 or 4.6% from fiscal 1995 due to normal fluctuations. Accounts payable decreased by $196,000 or 2.4% from fiscal 1995.

     Capital expenditures for property and equipment during fiscal 1996 were $408,000 consisting primarily of purchases by APC to improve its distribution facility. Fiscal 1997 capital expenditures are limited to $500,000 pursuant to restrictions in APC's credit facility. The Company estimates that APC's fiscal 1997 capital expenditures will be approximately $500,000, primarily for further improvements to APC's distribution facility and the purchase of equipment.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2%. The facility expires in November 1997. A $2 million letter of credit facility is included within the total credit facility. At March 30, 1996, APC borrowed $2,996,000 and had letters of credit of $2,000,000 issued on its behalf. At March 30, 1996, APC had available unused borrowing capacity of $3,754,000 based upon eligible assets. APC's Loan and Security Agreement ("Agreement") contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At March 30, 1996 APC failed to satisfy the earnings covenant due to the write-off of goodwill. In June 1996, APC and its lender entered into a waiver and amendment agreement relating to the Agreement in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997. The amended Agreement provides for the following financial covenants during fiscal 1997: minimum tangible net worth of $3,900,000, a net loss of not greater than $40,000 and minimum net cash flow on a rolling thirteen period basis (measured at the end of each four week period) ranging from $385,000 to $500,000. In addition, in June 1996 Diana extended an unsecured line of credit of $1 million to APC at prime plus 2%. There were no borrowings by APC under this line at June 27, 1996. At June 27, 1996, APC had unused borrowing capacity of $903 under the amended Agreement. Based upon APC's projections, the Company believes that APC will have adequate working capital for fiscal 1997. At June 27, 1996, based upon the representations and projections of APC's management, the Company believes that APC will meet the financial covenants during fiscal 1997 or will obtain any required waivers from the lender. Because the Agreement provides for repayment of borrowings after a 90 day notice from the lender, the indebtedness is classified as short term. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.

     On March 30, 1996, Diana made a capital contribution to the Company of $683,000 by discharging the Company from any obligation to repay Diana for amounts advanced to the Company under a promissory note dated March 5, 1990. In the event the Company at a future date receives cash or other property from the sale of stock or assets of APC, the Company will pay to Diana the lesser of (a) $683,000 plus interest thereon from March 30, 1996 at the Prime Rate plus two percent or (b) the amount of the cash or value of the property received.

     On March 30, 1996, Diana entered into an agreement with APC to purchase
1.4 million shares of APC's non-voting preferred stock in exchange for the cancellation of $1.4 million of notes payable owed by APC to Diana. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1996. Dividends are payable quarterly commencing April 1, 1996. The preferred stock may be redeemed at any time at APC's option, for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock is restricted (see
Note 3).

FORWARD LOOKING STATEMENTS

     The Company's estimate of fiscal 1997 capital expenditures, the statements that the Company believes APC will have adequate working capital for fiscal 1997 and will meet financial covenants in its loan agreement or obtain any required waivers during fiscal 1997 and the reference to a possible sale of APC, may be considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether extraordinary repairs are needed to APC's distribution facility, (ii) whether the Company can maintain its current customer base, (iii) whether the Company can control the operating expenses which began to increase in fiscal 1994, (iv) product demand, competition, the cost of beef, pork and other products, and industry conditions, (v) whether vendors continue to provide credit to the Company on satisfactory terms, (vi) whether the Company's secured lender exercises its demand right, (vii) whether the Company can come to terms with a buyer who is able to finance a possible acquisition of APC and (viii) whether other competitors enter the Company's marketplace.

ACCOUNTING PRONOUNCEMENTS

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000. The adoption of this pronouncement had no impact on cash flows.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this standard will not have a material effect on its consolidated results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company has decided to continue accounting for employee stock compensation under currently existing accounting principles, but will disclose pro forma results using the new standard's alternative accounting treatment as is permitted under SFAS No. 123.

IMPACT OF INFLATION

     Inflation has not had a significant impact on APC's net sales or results of operations for the three most recent fiscal years.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                                                                  PAGE

Report of Price Waterhouse LLP, Independent Accountants......      10


Report of Ernst & Young LLP, Independent Auditors............      11


Consolidated Balance Sheets - March 30, 1996 and
     April 1, 1995............................................     12


Consolidated Statements of Operations - Fiscal Years
     Ended March 30, 1996, April 1, 1995 and
     April 2, 1994............................................     13


Consolidated Statements of Shareholders' Deficit -
     Fiscal Years Ended March 30, 1996,
     April 1, 1995 and April 2, 1994..........................     14


Consolidated Statements of Cash Flows - Fiscal Years
     Ended March 30, 1996, April 1, 1995 and
     April 2, 1994............................................     15


Notes to Consolidated Financial Statements....................     16

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entree Corporation


In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) appearing in this report present fairly, in all material respects, the financial position of Entree Corporation and its subsidiary at March 30, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
June 27, 1996

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Entree Corporation


We have audited the accompanying consolidated balance sheet of Entree Corporation and subsidiaries (the Company) as of April 1, 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended April 1, 1995. Our audits also included the financial statement schedule for each of the two years in the period ended April 1, 1995 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entree Corporation and subsidiaries at April 1, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes, effective April 4, 1993.



Milwaukee, Wisconsin                                   ERNST & YOUNG LLP
June 2, 1995

                   ENTREE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)

                                                    March 30, April 1,
                                                      1996      1995
                                                    --------  -------
                               ASSETS
Current assets
  Cash.............................................. $   903  $ 1,653
  Receivables, less allowance for doubtful
    accounts of $417 in 1996 and 1995...............   8,848    9,658
  Inventories.......................................   4,541    4,343
  Other current assets..............................     231      262
                                                      ------   ------
          Total current assets......................  14,523   15,916

Property and equipment
  Land..............................................     230      230
  Building and improvements.........................   4,702    4,400
  Equipment.........................................   2,634    2,606
                                                      ------   ------
                                                       7,566    7,236
  Less accumulated depreciation.....................  (4,396)  (3,863)
                                                      ------   ------
                                                       3,170    3,373

Goodwill, net.......................................     ---      881
Other assets........................................     355      399
                                                      ------   ------
                                                     $18,048  $20,569
                                                      ======   ======

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable.................................. $ 7,893  $ 8,089
  Accrued liabilities...............................     626      535
  Revolving line of credit..........................   2,996    4,241
  Current portion of long-term debt.................     103      164
                                                      ------   ------
       Total current liabilities....................  11,618   13,029

Notes payable to parent.............................     ---    1,993
Long-term debt......................................     804      869
Preferred stock of subsidiary owned by parent.......   7,400    6,000
Commitments (Note 5)................................

Shareholders' deficit
Common Stock, $.01 par value,
   authorized 20,000,000 shares, issued
   and outstanding 8,000,000 shares.................      80       80
Additional paid-in capital..........................  15,273   14,590
Accumulated deficit................................. (17,127) (15,992)
                                                      ------   ------
    Total shareholders' deficit.....................  (1,774)  (1,322)
                                                      ------   ------
                                                     $18,048  $20,569
                                                      ======   ======

             See notes to consolidated financial statements.

                     ENTREE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)

                                                    Year Ended
                                         --------------------------------
                                         March 30,    April 1,    April 2,
                                           1996        1995        1994
                                         --------    --------    --------
Net sales..............................  $236,108    $215,141    $215,333
Other income...........................        38          94         112
                                          -------     -------     -------
                                          236,146     215,235     215,445

Cost of sales..........................   231,575     210,828     210,302
Selling and administrative expenses....     4,026       4,198       4,138
Write-off of goodwill..................       852         ---         ---
                                          -------     -------     -------
Operating earnings (loss)..............      (307)        209       1,005

Interest expense.......................      (980)       (953)       (835)
Non-operating income...................       145         ---         ---
Equity in earnings (loss) of
  unconsolidated subsidiary............         7         (35)         48
                                          -------     -------     -------
Earnings (loss) before accounting
  change...............................    (1,135)       (779)        218

Cumulative effect of accounting change.       ---         ---         262
                                          -------     -------     -------
Net earnings (loss)....................  $ (1,135)   $   (779)   $    480
                                          =======     =======     =======
Earnings (loss) per common share:
  Before accounting change.............  $   (.14)   $   (.10)   $    .03
  Accounting change....................       ---         ---         .03
                                          -------     -------     -------
  Net earnings (loss)..................  $   (.14)   $   (.10)   $    .06
                                          =======     =======     =======
Weighted average number of common
  shares outstanding...................     8,000       8,000       8,320
                                          =======     =======     =======

               See notes to consolidated financial statements.

                      ENTREE CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (In Thousands)

                                    Additional                   Total
                            Common    Paid-In    Accumulated  Shareholders'
                            Stock     Capital      Deficit       Deficit
                            ------  ----------   -----------  ------------
Balances at April 3, 1993    $ 80     $14,590     $(15,693)     $(1,023)


Net earnings                  ---         ---          480          480
                              ---      ------      -------       ------

Balances at April 2, 1994      80      14,590      (15,213)        (543)


Net loss                      ---         ---         (779)        (779)
                              ---      ------      -------       ------

Balances at April 1, 1995      80      14,590      (15,992)      (1,322)


Capital contribution by
 parent                       ---         683          ---          683


Net loss                      ---         ---       (1,135)      (1,135)
                              ---      ------      -------       ------

Balances at March 30, 1996   $ 80     $15,273     $(17,127)     $(1,774)
                              ===      ======      =======       ======

               See notes to consolidated financial statements.

                     ENTREE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                     Year Ended
                                            ------------------------------
                                            March 30,  April 1,   April 2,
                                              1996       1995       1994
                                            --------   -------    -------
Operating activities:
  Earnings (loss) before cumulative effect
   of accounting change...................  $(1,135)   $  (779)   $   218
  Adjustments to reconcile earnings (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization.........      639        605        551
    Provision for doubtful accounts.......      205        145        135
    Write-off of goodwill.................      852        ---        ---
    Equity in (earnings) loss of
      unconsolidated subsidiary...........       (7)        35        (48)
    Changes in operating assets and
      liabilities:
        Receivables.......................      605       (861)    (1,251)
        Inventories.......................     (198)     1,942     (1,789)
        Accounts payable..................     (196)     2,311      1,814
        Accrued liabilities...............       91        207          3
        Other.............................       83        (10)      (146)
                                             ------     ------     ------
Net cash provided (used) by operating
  activities..............................      939      3,595       (513)

Investing activities:
  Purchases of property and equipment.....     (408)      (474)      (335)

Financing activities:
  Change in notes payable to parent.......       90         79        337
  Net change in line of credit............   (1,245)    (2,381)       414
  Proceeds from issuance of long-term debt       32        ---        ---
  Payments of long-term debt..............     (158)      (197)      (109)
                                             ------     ------     ------
Net cash provided (used) by financing
  activities..............................   (1,281)    (2,499)       642
                                             ------     ------     ------
Increase (decrease) in cash...............     (750)       622       (206)
Cash at beginning of year.................    1,653      1,031      1,237
                                             ------     ------     ------
Cash at end of year.......................  $   903    $ 1,653    $ 1,031
                                             ======     ======     ======

SUPPLEMENTAL INFORMATION

  Interest paid........................... $    926    $   967    $   876

Non-cash transactions:
  Capital contribution by parent                683        ---        ---
  Reduction in notes payable to parent in
    exchange for preferred stock of APC       1,400        ---        ---
  Purchase of equipment financed by seller      ---        ---        320

               See notes to consolidated financial statements.

                  ENTREE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 30, 1996


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

   Fiscal Year: The Company's fiscal year ends on the Saturday closest to March 31. There were 52 weeks in all years presented.

   Financial Instruments: The carrying value of cash, receivables, accounts payable and borrowings at March 30, 1996 and April 1, 1995 approximate fair value.

   Concentration of Credit Risk: A majority of APC's sales are to retail food stores and meat wholesalers, with the remaining sales to food service enterprises and restaurants. APC performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables from APC's customers are generally due within 7 to 30 days. Approximately 36% of net sales for the year ended March 30, 1996 were made to two customers. Approximately 26% of trade accounts receivable at March 30, 1996 were due from these two customers.

   Inventories: Inventories, consisting of finished product, are stated at the lower of cost or market with items removed from inventory primarily based on the specific identification method.

   Unconsolidated Subsidiary: The investment in a 50%-owned subsidiary is accounted for using the equity method of accounting. The investment is included in other assets.

   Property and Equipment: Property and equipment are stated at cost. Depreciation for financial reporting purposes is computed on the straight-line method over 3 to 10 years for equipment and 5 to 25 years for building and improvements. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

   Goodwill: Goodwill was amortized on a straight-line basis over a forty year period. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable cash flows over the remaining amortization period.

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

   The Company is exploring options with respect to its investment in APC, including a possible sale of APC. As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the market value of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC.

   Revenue Recognition: The Company recognizes revenue when product is shipped.

     Income Taxes: The Company is included in the consolidated federal income tax return filed by Diana. For financial reporting purposes, the Company calculates the provision or benefit for income taxes on a separate return basis. No obligation exists which would require payment by Diana to the Company for Diana's utilization of the Company's current or prior operating losses. Diana will not require the Company to make a tax payment for future taxable income to the extent that Diana utilizes operating loss carryforwards of the Company.

   Earnings (Loss) Per Common Share: Earnings (loss) per share amounts are determined by dividing earnings (loss) by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Reclassifications: Certain amounts in the balance sheet at April 1, 1995 have been reclassified to conform with the classifications used at March 30, 1996.

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 2 - NOTES PAYABLE TO PARENT AND OTHER RELATED PARTY TRANSACTIONS

   The following summarizes notes payable to Parent (in thousands):

                                              March 30,  April 1,
                                                1996       1995
                                              --------   --------
     Long-term
     ---------
     Unsecured term note payable, interest
       at the prime rate plus 2.0% (11% in
       1995), due on demand...............    $  ---      $  593

     Unsecured term note payable, interest
       at the prime rate plus 2.5% (11.5%
       in 1995), due on demand............       ---       1,400
                                               -----       -----
                                              $  ---      $1,993
                                               =====       =====
     In fiscal 1995, the unsecured term notes payable were classified as noncurrent liabilities because of repayment restrictions under a loan and security agreement (see Note 3). Interest expense on all borrowings from Diana was $228,000, $201,000 and $154,000 for fiscal years 1996,
1995 and 1994, respectively.

          On March 30, 1996, Diana entered in an agreement with APC to purchase 1.4 million shares of APC's Series A non-voting preferred stock in exchange for the cancellation of $1.4 million of notes payable owed by APC to Diana. The preferred stock earns dividends at an annual rate of $.10 per share and are cumulative from and payable quarterly commencing April 1, 1996. Diana owns an additional 6,000,000 shares of APC's Series A non-voting preferred stock. This preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1992. Dividends are payable quarterly commencing July 1, 1995.

     At March 30, 1996, dividends in arrears on the preferred stock were $2,400,000. The preferred stock may be redeemed at any time at APC's option, for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock is restricted by APC's Loan and Security Agreement (see Note 3). Diana's investment in APC's preferred stock is reflected within the accompanying balance sheet as preferred stock of subsidiary owned by parent.

     On March 30, 1996, Diana made a capital contribution to the Company of $683,000 by discharging the Company from any obligation to repay Diana for amounts advanced to the Company under a promissory note dated March 5, 1990. In the event the Company at a future date receives cash or other property from the sale of stock or assets of APC, the Company will pay to Diana the lesser of (a) $683,000 plus interest thereon from March 30, 1996 at the Prime Rate plus two percent or (b) the amount of the cash or value of the property received.

     APC purchased approximately $2,393,000 and $1,747,000 of products from a 50%-owned subsidiary during fiscal 1996 and 1995, respectively.

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 2 - NOTES PAYABLE TO PARENT AND OTHER RELATED PARTY TRANSACTIONS - (Continued)

     In June 1996, Diana extended an unsecured line of credit of $1 million to APC at prime plus 2%. There were no borrowings by APC under this line at June 27, 1996.

NOTE 3 - REVOLVING LINE OF CREDIT

     APC has a Loan and Security Agreement ("Agreement") with a lender (amended effective June 27, 1996) providing a revolving line of credit through November 1997 of up to $9,500,000 with interest at the prime rate plus 2.0% (prime was 8.25% at March 30, 1996). A $2 million letter of credit facility with fees of 2.0% is included within the total credit facility. At March 30, 1996, APC borrowed $2,996,000 and had letters of credit of $2,000,000 issued on its behalf by the lender.

     Borrowings under the Agreement are restricted based on defined percentages of eligible receivables and inventories. The amount available under the Agreement at March 30, 1996 was $3,754,000. APC pays a fee of 1/2% on the average unused line of credit. Substantially all assets of APC are pledged as collateral under the Agreement. The Agreement restricts APC in a number of areas, including, but not limited to, declaration of dividends, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

     The Agreement contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At March 30, 1996 APC failed to satisfy the earnings covenant due to the write-off of goodwill. In June 1996, APC and its lender entered into a waiver and amendment agreement relating to the Agreement in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997.

     Because the Agreement provides for repayment of borrowings after a 90 day notice from the lender, the indebtedness is classified as short term. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 4 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                   March 30, April 1,
                                      Due Date       1996      1995
                                      ---------    --------  -------
7% and 8.25% mortgage notes........ August 2006     $   837   $   875
Notes payable with interest at
8.75% - 11.0% collateralized by     various through
equipment.......................... May 1998             70       158
                                                     ------    ------
                                                        907     1,033
Less current maturities............                    (103)     (164)
                                                     ------    ------
                                                    $   804   $   869
                                                     ======    ======
     The mortgage notes payable are collateralized by land and building with a carrying value of approximately $2,627,000 as of March 30, 1996.

     Aggregate annual maturities of long-term debt for the five fiscal years subsequent to March 30, 1996 are as follows (in thousands):

               1997 ................................   $  103
               1998 ................................       61
               1999 ................................       56
               2000 ................................       58
               2001 ................................       63
               Thereafter...........................      566
                                                        -----
                                                       $  907
                                                        =====

NOTE 5 - LEASE COMMITMENTS

     APC leases tractors and trailers used in its distribution activities under operating leases with terms ranging up to five years. APC also leases various equipment used in its warehouse operations under operating leases with terms generally not exceeding one year. Total rent expense (including contingent rentals based on miles driven) under these leases in fiscal 1996, 1995 and 1994 was approximately $1,801,000, $1,650,000 and $1,750,000, respectively. Future minimum payments (excluding contingent rentals) under noncancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 30, 1996 are as follows (in thousands):

               1997 ................................  $  716
               1998 ................................     568
               1999 ................................     411
               2000 ................................     242
               2001 ................................     159
               Thereafter...........................     ---
                                                       -----

                                                      $2,096
                                                       =====

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 6 - STOCK OPTIONS

     In fiscal 1994, the Company's Board of Directors adopted the Entree Corporation 1993 Nonqualified Stock Option Plan (the "Plan"), which permits the Company to grant nonqualified stock options to key employees and directors of the Company and its subsidiaries. The Plan is limited to 600,000 common shares. The Plan is administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under the Plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. Options granted under the Plan may not be exercised after eleven years from the date of grant, and no options may be granted after July 6, 2004. The exercise price will not be less than the fair market value of the Company's common stock on the date of grant, although the Board has discretion to set the exercise price at any amount. Stock option transactions for fiscal 1996, 1995 and 1994 are as follows:

                                              1996      1995      1994
                                             ------    ------    ------
Options outstanding at beginning of year... 350,000   400,000       ---

Options granted............................     ---       ---   400,000

Options expired............................ (50,000)  (50,000)      ---
                                            -------   -------   -------
Options outstanding at end of year......... 300,000   350,000   400,000
                                            =======   =======   =======
Options exercisable........................     ---       ---       ---

Option price............................... $   .10   $   .10   $   .10


NOTE 7 - BENEFIT PLANS

     APC contributes to a multiemployer defined benefit pension plan pursuant to the terms of a collective bargaining agreement. Amounts contributed to this plan by APC were $25,000, $34,000 and $39,000 for fiscal years 1996, 1995 and 1994, respectively. APC has a 401(k) plan which covers non-union employees. There were no contributions under this plan for any years presented.


NOTE 8 - INCOME TAXES

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

                  ENTREE CORPORATION AND SUBSIDIARY

NOTE 8 - INCOME TAXES - (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                 March 30,   April 1,
                                                   1996        1995
                                                 --------    --------
Deferred tax assets:
  State net operating loss carryforwards          $   805    $   786
  Allowance for doubtful accounts                     163        163
  Accrued vacation                                     43         39
  Other                                                45         53
                                                   ------     ------
    Total deferred tax assets                       1,056      1,041
  Valuation allowance for deferred tax assets        (371)      (256)
                                                   ------     ------
    Net deferred tax assets                           685        785

Deferred tax liabilities:
  Depreciation and amortization                       191        262
  Building and improvements                           494        523
                                                   ------     ------
    Total deferred tax liabilities                    685        785
                                                   ------     ------
  Net deferred taxes                              $   ---    $   ---
                                                   ======     ======
     In addition to the amounts in the table above, at March 30, 1996, the Company had federal net operating loss carryforwards totaling $15,230,000 with its parent; these carryforwards, as well as state net operating loss carryforwards of $16,560,000, expire at various dates through fiscal 2010. The Company has recorded a valuation allowance of $5,178,000 related to its federal net operating loss carryforwards with its parent.

     A reconciliation of the income tax expense and the amount computed by applying the federal statutory income tax rate (34%) to earnings
(loss) before income taxes and before accounting change is as follows (in thousands):

                                                  Year Ended
                                         ----------------------------
                                         March 30,  April 1,   April 2,
                                           1996      1995       1994
                                         --------  -------    -------
Income tax provision (credit) at
  statutory rate........................ $(386)     $(265)     $  74
Write-off of goodwill...................   290        ---        ---
Tax effect of operating loss not
  benefited.............................    32        210       (126)
Other, net..............................    64         55         52

                                          ----       ----       ----
Income tax expense...................... $ ---      $ ---      $ ---
                                          ====       ====       ====

                  ENTREE CORPORATION AND SUBSIDIARY

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



                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the persons who are now directors of the Company:

                                    Present Principal
                                   Occupation and Five
Name and Age                     Year Employment History
- ------------                     -----------------------
Richard Y.         Director of the Company since 1987,  Secretary from
Fisher (63)        1987  to  1991,  President  since  1991;  currently
                   Chairman of the Board of Diana and has held various executive positions with Diana since 1984, Director of Diana since 1978.

Sydney B.          Director of the Company since April 1991; Executive
Lilly (67)         Vice President of Diana since April 1995,  Director
                   since 1988 and from 1980 to 1984, Legal and business consultant between 1984 and 1995.

     The Company has no Executive, Audit, Nominating or Compensation Committee of the Board of Directors.

     The Board of Directors of the Company did not hold any meetings during fiscal 1996. Each Director serves for a term of one year or until his successor is duly elected. The Company's executive officers are appointed by the Board of Directors and hold office at the will of the Board. Richard Y. Fisher and Sydney B. Lilly receive no compensation for services as Directors of the Company.

     The executive officers of the Company are:

       Name              Age      Since              Position
- -------------------      ---      -----     --------------------------
Richard Y. Fisher        63       1987       President

R. Scott Miswald         40       1990       Secretary and Treasurer

G. Michael Coggins       43       1991       President and Chief
                                             Executive Officer of APC

     The five-year employment history of Mr. Fisher is provided under the caption "Directors of the Registrant." R. Scott Miswald has been Secretary and Treasurer since 1991; Secretary of Diana since 1996, Vice President since 1992, Treasurer since 1989 and Controller since 1985.

ITEM 11.    EXECUTIVE COMPENSATION

     Messrs. Fisher and Miswald are employees of, are compensated by and perform their services almost exclusively for Diana. They receive no additional compensation from Diana, the Company or any other third party for serving as officers of the Company, except in 1994 they received stock options for 100,000 and 50,000 shares, respectively.


                       SUMMARY COMPENSATION TABLE


Name and Principal Position - G. Michael Coggins, President and Chief Executive Officer of APC

            Annual Compensation           Long Term
Fiscal                 Other Annual   Compensation Awards   All Other
Year    Salary   Bonus  Compensation    Stock Options (#)  Compensation
- ------  ------   -----  ------------  -------------------  ------------
1996  $140,000   $---      $---                 ---           $ ---
1995   140,000    ---       ---                 ---             ---
1994   140,000    ---       ---             100,000             ---



                      FISCAL YEAR END OPTION VALUES


Name - G. Michael Coggins

                                           Value of Unexercised
      Number of Unexercised Options        In-the-Money Options
           at Fiscal Year End               at Fiscal Year End
      -----------------------------     ---------------------------
       Exercisable   Unexercisable       Exercisable  Unexercisable
      -------------  --------------     ------------  -------------
           ---          100,000             $---          $---

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

Compensation Committee Interlocks and Insider Participation

     Mr. Fisher is President of the Company and is a Director of Diana. Mr. Miswald is Secretary, Treasurer and Chief Accounting Officer of the Company and is Vice President, Treasurer, Controller and Secretary of Diana.

ITEM 12.     SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

(A) and (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following sets forth as of June 1, 1996, information concerning
(i) beneficial ownership of the Company's common stock by the only persons who are known by the Company to own beneficially more than 5% of the common stock (including options exercisable within 60 days of June 1, 1996) and (ii) beneficial ownership of the common stock (including options exercisable within 60 days of June 1, 1996) by each director and named executive officer and by all directors and officers of the Company as a group. Except as otherwise noted, the persons named below have sole voting and investment power with respect to shares shown as beneficially owned:

                                         Amount of
                                         Beneficial     Percent
        Name of Beneficial Owner         Ownership      Of Class
        ------------------------         ----------     --------
        The Diana Corporation
         8200 W. Brown Deer Road
         Suite 200
         Milwaukee, WI  53223......       6,500,000       81.25%
        Richard Y. Fisher (1)(2)...         170,000        2.1
        G. Michael Coggins (2).....         100,000        1.2
        Sydney B. Lilly ...........          30,000         *
        All Directors and
          Officers as a
          Group (4 persons)(2).....         360,000        4.4

          *less than 1%.

(1) Mr. Fisher has direct ownership of 20,000 shares of the Company's common stock and indirect ownership of 50,000 shares which are owned by his adult son and daughter as to which Mr. Fisher disclaims beneficial ownership, for an aggregate of 70,000 shares. Mr. Fisher's ownership excludes the Company's outstanding shares owned by Diana.

(2) Includes options exercisable within 60 days of June 1, 1996 to purchase 100,000 shares for Messrs. Fisher and Coggins, 50,000 shares for Mr. Miswald and 250,000 shares for all directors and officers as a group.

     The following table sets forth as of June 1, 1996, information concerning the beneficial ownership of Diana's common stock, par value $1.00 per share, by each Director, by the named Executive Officer of the Company and by all Directors and Officers as a group:

                                         Amount of
                                         Beneficial     Percent
        Name of Beneficial Owner         Ownership      Of Class
        ------------------------         ----------     --------
        Richard Y. Fisher (1)......        850,230        16.1
        Sydney B. Lilly (1)........        148,154         2.9
        G. Michael Coggins.........            ---         ---
        All Directors and
          Officers as a
          Group (4 persons) (1)....      1,006,487        18.6

(1) Includes options to purchase 262,264 shares by Mr. Fisher, 119,266 shares by Mr. Lilly, and 387,318 shares for all Directors and Officers as a group all exercisable within 60 days of June 1, 1996.

(C)  CHANGES IN CONTROL

     In connection with APC's Loan and Security Agreement as amended, the Company has pledged all of the common stock of APC that it owns to the lender. This pledge of stock terminates upon the satisfaction of all obligations by the Company to the lender under the pledge agreement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 1, 1994, APC executed a promissory note payable to Diana for $1,400,000 due on demand, bearing interest at prime plus 2.5%. Since the beginning of fiscal 1996, the largest amount owed to Diana under this note was $1,400,000.

     On March 30, 1996, Diana entered into an agreement with APC to purchase 1.4 million shares of APC's non-voting preferred stock in exchange for the cancellation of $1.4 million of notes payable owed by APC to Diana. The preferred stock earns dividends at an annual rate of $.10 per share, cumulative from April 1, 1996. Dividends are payable quarterly commencing April 1, 1996. The preferred stock may be redeemed at any time at APC's option, for $1.00 per share plus accrued and unpaid dividends.

     Diana advanced additional amounts to the Company under an unsecured demand note established on March 5, 1990 with interest at prime plus 2.0%. Since the beginning of fiscal 1996, the largest amount owed to Diana under this note was $683,000. On March 30, 1996, Diana made a capital contribution to the Company of $683,000 by discharging the Company from any obligation to repay Diana for amounts advanced to the Company under this promissory note. In the event the Company at a future date receives cash or other property from the sale of stock or assets of APC, the Company will pay to Diana the lesser of (a) $683,000 plus interest thereon (adjusted for any payments made from time to time pursuant to this paragraph) from March 30, 1996 at the Prime Rate plus two percent or (b) the amount of the cash or value of the property received.

     In June 1996, Diana extended an unsecured line of credit of $1 million to APC at prime plus 2%. There were no borrowings by APC under this line at June 27, 1996. Interest expense on all borrowings from Diana was $228,000 in fiscal 1996.

                              PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

                                                            Form 10-K
(a)  Financial Statements and Financial Statement Schedules  Page Number

 (1) The following consolidated financial statements of Entree Corporation are included in Item 8:

     Report of Price Waterhouse LLP, Independent Accountants    10

     Report of Ernst & Young LLP, Independent Auditors....      11

     Consolidated Balance Sheets - March 30, 1996
      and April 1, 1995...................................      12

     Consolidated Statements of Operations - Fiscal
      Years Ended March 30, 1996, April 1, 1995 and
      April 2, 1994.......................................      13

     Consolidated Statements of Shareholders' Deficit -
      Fiscal Years Ended March 30, 1996, April 1, 1995
      and April 2, 1994...................................      14

     Consolidated Statements of Cash Flows - Fiscal
      Years Ended March 30, 1996, April 1, 1995
      and April 2, 1994...................................      15

     Notes to Consolidated Financial Statements...........      16

 (2) The following consolidated financial statement schedule of Entree Corporation is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts......      30

           All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K

           The Company filed (1) a Form 8-K on March 7, 1996 regarding a change in its certifying accountant; (2) a Form 8-K/A on March 8, 1996 to amend the Form 8-K filed on March 7, 1996; and (3) a Form 8-K on March 19, 1996 related to the announcement of a potential sale of APC.

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

 4.5 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated June 28, 1995 (incorporated herein by reference to Exhibit 4.5 of Registrant's Form 10-K for the year ended April 1, 1995).

 4.6 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated August 31, 1995 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 22, 1995).

 4.7 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated November 28, 1995 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended October 14, 1995).

 4.8 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Fleet Capital Corporation (successor to Barclays Business Credit, Inc. and Shawmut Capital Corporation) dated June 27, 1996.

10.1 Employment agreement dated August 31, 1991 between Atlanta Provision Company, Inc. and Michael Coggins (incorporated herein by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended March 28, 1992).*

Exhibit
Number       Description

10.2 Agreement dated May 14, 1995 between Atlanta Provision Company, Inc. and The United Food & Commercial Workers Union Local 1996 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended July 22, 1995).

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

10.10 Agreement dated March 30, 1996 between The Diana Corporation and Atlanta Provision Company, Inc.

10.11 Agreement dated March 30, 1996 between The Diana Corporation and Entree Corporation.

22           Subsidiaries of the Registrant

23           Consents of Independent Auditors

27           Financial Data Schedule



* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                       ENTREE CORPORATION AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       Year Ended
                                             -----------------------------
                                             March 30,   April 1,   April 2,
                                               1996       1995       1994
                                             --------   --------   -------
                                                     (In Thousands)
Valuation accounts deducted in balance
  sheet from assets to which they apply:

Allowance for doubtful accounts:
  Balance at beginning of period..........    $ 417      $ 428      $ 649
  Additions -
    Charged to costs and expenses.........      205        145        135
  Deductions -
      Bad debts written off,
      net of recoveries...................     (205)      (156)      (356)
                                               ----       ----       ----
  Balance at end of period................    $ 417      $ 417      $ 428
                                               ====       ====       ====
Allowance for unrealized losses on
  inventories:
    Balance at beginning of period........    $  21      $   3      $ 201
    Additions -
      Charged to costs and expenses.......       65         70        ---
    Deductions -
      Amounts written off on sale or
        disposal of inventories...........      (76)       (52)      (198)
                                               ----       ----       ----
  Balance at end of period................    $  10      $  21      $   3
                                               ====       ====       ====

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of June, 1996.

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

      Signature                        Title                      Date



/s/ Richard Y. Fisher         President and Director
Richard Y. Fisher              (Principal Executive Officer)



/s/ R. Scott Miswald          Secretary and Treasurer
R. Scott Miswald               (Principal Financial and    June 27, 1996
                               Accounting Officer)


/s/ Sydney B. Lilly           Director
Sydney B. Lilly