Form 10-Q
period 1996-07-20
ENTREE CORP
filed 1996-09-03
CIK 814579

SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          July 20, 1996

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

                           YES   X     NO


     At August 15, 1996, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)


                                                       July 20,    March 30,
                                                         1996        1996
                                                      ----------   ---------
                                                      (Unaudited)

                                  Assets
Current assets
  Cash                                                $  1,284    $    903
  Receivables                                            9,994       8,848
  Inventories                                            4,254       4,541
  Other current assets                                     400         231
                                                       -------     -------
    Total current assets                                15,932      14,523

Property and equipment                                   7,749       7,566
Less accumulated depreciation                           (4,572)     (4,396)
                                                       -------     -------
                                                         3,177       3,170

Other assets                                               348         355
                                                       -------     -------
                                                      $ 19,457    $ 18,048
                                                       =======     =======
              Liabilities and Shareholders' Deficit
Current liabilities
  Accounts payable                                    $  7,252    $  7,893
  Accrued liabilities                                      593         626
  Revolving line of credit                               5,565       2,996
  Current portion of long-term debt                         64         103
                                                       -------     -------
    Total current liabilities                           13,474      11,618

Long-term debt                                             781         804
Preferred stock of subsidiary owned by parent            7,400       7,400

Shareholders' deficit
  Common stock                                              80          80
  Additional paid-in capital                            15,296      15,273
  Accumulated deficit                                  (17,574)    (17,127)
                                                       -------     -------
    Total shareholders' deficit                         (2,198)     (1,774)
                                                       -------     -------
                                                      $ 19,457    $ 18,048
                                                       =======     =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                                                       16 Weeks Ended
                                                  July 20,        July 22,
                                                    1996            1995
                                                  --------        --------
Net sales                                        $ 75,863        $ 75,287
Other income                                            2               7
                                                  -------         -------
                                                   75,865          75,294

Cost of sales                                      74,854          73,924
Selling and administrative expenses                 1,190           1,285
                                                  -------         -------
Operating earnings (loss)                            (179)             85

Interest expense                                     (268)           (325)

Equity in loss of unconsolidated
 subsidiary                                           ---             (28)
                                                  -------         -------
Net loss                                         $   (447)       $   (268)
                                                  =======         =======
Loss per common share                            $   (.06)       $   (.03)
                                                  =======         =======

Weighted average number of common shares
  outstanding                                       8,000           8,000
                                                  =======         =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                       16 Weeks Ended
                                                  July 20,       July 22,
                                                    1996           1995
                                                  --------       --------
Operating activities:
  Net loss                                       $   (447)      $   (268)
  Reconciliation of net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                     184            207
    Provision for doubtful accounts                    40             40
    Equity in loss of unconsolidated
     subsidiary                                       ---             28
    Change in operating assets and
     liabilities                                   (1,742)          (173)
                                                  -------        -------
Net cash used by operating activities              (1,965)          (166)

Investing activities:
  Purchases of property and equipment                (184)          (138)

Financing activities:
  Net change in line of credit                      2,569            102
  Payments of long-term debt                          (62)           (11)
  Capital contribution from parent                     23            ---
  Change in notes payable to parent                   ---             32
                                                  -------        -------
Net cash provided by financing activities           2,530            123
                                                  -------        -------
Increase (decrease) in cash                           381           (181)

Cash at beginning of period                           903          1,653
                                                  -------        -------
Cash at end of period                            $  1,284       $  1,472
                                                  =======        =======


See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                              July 20, 1996
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen weeks ended July 20, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     The computation of loss per common share is based on the weighted average number of common shares.


NOTE 2 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 7,400,000 shares of Atlanta Provision Company, Inc's ("APC") Series A non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share. Dividends on 6,000,000 shares of preferred stock are cumulative from April 1, 1992 and payable quarterly commencing July 1, 1995. Dividends on 1,400,000 shares of preferred stock are cumulative from and payable quarterly commencing April 1, 1996. No dividends have been declared by APC. At July 20, 1996, dividends in arrears on the preferred stock were $2,585,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement. Diana's investment in APC's preferred stock is reflected within the accompanying balance sheet as preferred stock of subsidiary owned by parent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the first quarter of fiscal 1997 and 1996 (in thousands):

                                    1997      1996
                                    ----      ----
          Beef                     33,666    36,056
          Pork                     15,258    16,500
          Other                    26,939    22,731
                                   ------    ------
                                 $ 75,863  $ 75,287
                                   ======    ======

     For the sixteen weeks ended July 20, 1996, APC's overall volume (based on tonnage) decreased by .2% and net sales increased $576,000 or .8% over fiscal 1996 first quarter net sales.

     For the sixteen weeks ended July 20, 1996, gross profit decreased by $354,000 or 26.0% from the same period in fiscal 1996. Gross profit as a percentage of net sales was 1.3% in the first quarter of fiscal 1997 as compared to 1.8% in fiscal 1996. The decrease in gross profit and the gross profit percentage for the sixteen weeks ended July 20, 1996 as compared to the same period of time last year is primarily due to the impact of higher grain prices resulting in an increase in the supply of beef and lower beef sales prices. In addition, pork sales and gross profit decreased due to the loss of a customer and the effect of an increase in the selling price of pork.

     For the sixteen weeks ended July 20, 1996, selling and administrative expenses decreased $95,000 or 7.4% from the same period in fiscal 1996. This decrease is primarily attributable to lower selling expenses due to a reduction in the number of sales employees. As a percentage of net sales, selling and administrative expenses were 1.6% in the first quarter of fiscal 1997, compared to 1.7% in the first quarter of fiscal 1996.

     For the sixteen weeks ended July 20, 1996, interest expense decreased by $57,000 from the same period in fiscal 1996. The decrease is primarily attributable to the elimination of all borrowings by the Company and APC to Diana at the end of fiscal 1996. On March 30, 1996, Diana Acquired 1.4 million shares of APC's preferred stock in exchange for the cancellation of $1.4 million promissory note from APC. In addition on March 30, 1996, Diana made a capital contribution of $683,000 to the Company by discharging the Company from a $683,000 promissory note.

Liquidity and Capital Resources

     The Company recorded cash used by operating activities of $1,965,000 during the first quarter of fiscal 1997 as compared to cash used by operating activities of $166,000 for the same period of time in fiscal 1996. The cash outflow from operating activities during the first quarter of fiscal 1997 is primarily attributable to the following changes in operating assets and liabilities: a) receivables increased by $1,146,000 or 13% from March 30, 1996; b) inventories decreased $287,000 or 6.3% from March 30, 1996 and c) accounts payable decreased $641,000 or 8.1% from March 30, 1996. The increase in accounts receivable is primarily due to an increase in accounts receivable from a large customer resulting from late payments. This customer has substantially eliminated its past due receivables during August 1996.

     Capital expenditures for property and equipment during the sixteen weeks ended July 20, 1996 were $184,000. Fiscal 1997 capital expenditures are limited to $500,000 pursuant to restrictions in APC's credit facility.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At July 20, 1996, APC borrowed $5,565,000 and had letters of credit of $2,000,000 issued on its behalf. At July 20, 1996, APC had available unused borrowing capacity of $686,000. APC's revolving line of credit has the following financial covenants for fiscal 1997: minimum tangible net worth of $3,900,000 through March 28, 1997 and $4,400,000 on March 29, 1997, a net loss of not greater than $40,000 and net cash flow on a rolling 13-period basis (measured at the end of each four week period) ranging from $385,000 to $500,000. APC violated a financial covenant requiring net cash flow of $400,000, $385,000 and $405,000 for the 52 week periods ended June 22, 1996, July 20, 1996 and August 17, 1996, respectfully. The lender has not waived these violations. APC and the lender are presently in discussions regarding this matter. In addition, APC has received a commitment, subject to certain conditions, from a new lender to refinance its revolving line of credit. The proposed credit facility provides for a revolving line of credit of up to $10,000,000 with certain terms anticipated to be more favorable than the present credit facility. The new credit facility is anticipated to close around September 30, 1996.


     In addition, in June 1996 Diana extended an unsecured line of credit of $1 million to APC at prime plus 2%. Borrowings under this line of credit are payable on demand. At July 20, 1996, APC had no borrowings under this line of credit.

     In August 1996, all negotiations and agreements with third parties concerning the sale of APC were terminated. Diana is investigating how it can be restructured in order to maximize shareholder value. Diana's management is currently looking at several alternative approaches, based on separating operating units by industry type into independent publicly traded companies.

                       PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 10.1  - Demand Promissory Note dated June 28, 1996 from
                         Atlanta Provision Company to The Diana Corporation

                 10.2  - Letter dated September 3, 1996 from Sanwa Business
                         Credit Corporation to The Diana Corporation

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



DATE:  September 3, 1996