Form 10-Q
period 1996-10-12
ENTREE CORP
filed 1996-11-26
CIK 814579

SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549


                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:         October 12, 1996

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

                           YES   X     NO


     At November 15, 1996, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                    Entree Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                      October 12,  March 30,
                                                         1996        1996
                                                      (Unaudited)
                                  Assets
Current assets
  Cash                                                $  1,413    $    903
  Receivables                                            9,535       8,848
  Inventories                                            5,153       4,541
  Other current assets                                     563         231
                                                       -------     -------
    Total current assets                                16,664      14,523

Property and equipment                                   7,789       7,566
Less accumulated depreciation                           (4,706)     (4,396)
                                                       -------     -------
                                                         3,083       3,170

Other assets                                               388         355
                                                       -------     -------
                                                      $ 20,135    $ 18,048
                                                       =======     =======

              Liabilities and Shareholders' Deficit
Current liabilities
  Accounts payable                                    $  6,843    $  7,893
  Accrued liabilities                                      623         626
  Revolving line of credit                               6,929       2,996
  Current portion of long-term debt                         61         103
                                                       -------     -------
    Total current liabilities                           14,456      11,618

Long-term debt                                             765         804
Preferred stock of subsidiary owned by parent            7,400       7,400

Shareholders' deficit
  Common stock                                              80          80
  Additional paid-in capital                            15,296      15,273
  Accumulated deficit                                  (17,862)    (17,127)
                                                       -------     -------
    Total shareholders' deficit                         (2,486)     (1,774)
                                                       -------     -------
                                                      $ 20,135    $ 18,048
                                                       =======     =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             28 Weeks Ended
                         October 12,  October 14,   October 12,  October 14,
                            1996         1995          1996         1995

Net sales                 $ 55,005     $ 53,668     $ 130,868    $ 128,955
Other income                   ---           14             2           21
                            ------       ------       -------      -------
                            55,005       53,682       130,870      128,976

Cost of sales               53,973       52,604       128,827      126,527
Selling and administra-
 tive expenses                 909          891         2,099        2,177
                            ------       ------       -------      -------

Operating earnings (loss)      123          187           (56)         272

Interest expense              (205)        (232)         (473)        (557)
Equity in earnings (loss)
 of unconsolidated
 subsidiary                     21            8            21          (20)
                            ------       ------       -------      -------
Loss before extra-
 ordinary item                 (61)         (37)         (508)        (305)

Extraordinary item            (227)         ---          (227)         ---
                            ------       ------       -------      -------
Net loss                  $   (288)    $    (37)    $    (735)   $    (305)
                            ======       ======       =======      =======
Loss per share:
 Before extraordinary
  item                    $   (.01)    $    .00     $    (.06)   $    (.04)
 Extraordinary item           (.03)         ---          (.03)         ---
                            ------       ------       -------      -------
Net loss                  $   (.04)    $    .00     $    (.09)   $    (.04)
                            ======       ======       =======      =======
Weighted average number
 of common shares
 outstanding                 8,000        8,000         8,000        8,000
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                       28 Weeks Ended
                                                 October 12,    October 14,
                                                    1996           1995

Operating activities:
  Net loss                                       $   (735)      $   (305)
  Reconciliation of net loss to net cash
   used by operating activities:
    Depreciation and amortization                     368            357
    Provision for doubtful accounts                    85             85
    Equity in (earnings) loss of
     unconsolidated subsidiary                        (21)            20
    Change in operating assets and
     liabilities                                   (2,769)          (547)
                                                  -------        -------
Net cash used by operating activities              (3,072)          (390)

Investing activities:
  Purchases of property and equipment                (223)          (179)

Financing activities:
  Payments of long-term debt                          (81)           (52)
  Net change in line of credit                      3,933            198
  Change in notes payable to parent                   ---             54
  Other                                               (47)           ---
                                                  -------        -------
Net cash provided by financing activities           3,805            200
                                                  -------        -------
Increase (decrease) in cash                           510           (369)

Cash at beginning of period                           903          1,653
                                                  -------        -------
Cash at end of period                            $  1,413       $  1,284
                                                  =======        =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-eight weeks ended October 12, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     The computation of loss per common share is based on the weighted average number of common shares.


NOTE 2 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 7,400,000 shares of Atlanta Provision Company, Inc's ("APC") Series A non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share. Dividends on 6,000,000 shares of preferred stock are cumulative from April 1, 1992 and payable quarterly commencing July 1, 1995. Dividends on 1,400,000 shares of preferred stock are cumulative from and payable quarterly commencing April 1, 1996. No dividends have been declared by APC. At October 12, 1996, dividends in arrears on the preferred stock were $2,770,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. The declaration of dividends and redemption of preferred stock are restricted by a loan and security agreement. Diana's investment in APC's preferred stock is reflected within the accompanying balance sheet as preferred stock of subsidiary owned by parent.


NOTE 3 - Revolving Line of Credit

     On October 4, 1996, APC refinanced its revolving line of credit with a new lender. The new credit facility provides for a revolving line of credit through October 1998 of up to $10 million with interest at the prime rate plus 2%. The line of credit requires a minimum interest payment to the lender of $35,000 per month. A $2,000,000 letter of credit facility with fees of 1% on outstanding letters of credit is included within the total facility. At October 12, 1996, borrowings under the revolving line of credit were $6,929,000.

     Borrowings under the revolving line of credit are restricted based on defined percentages of eligible accounts receivable and inventories. Substantially all of APC's current assets are pledged as collateral under the line of credit. The line of credit restricts APC in a number of areas, including, but not limited to, declaration of dividends, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness. The line of credit contains the following financial covenants for the remainder of fiscal 1997: minimum fixed charge ratio of
 .75 to 1 for the period from October 4, 1996 through March 29, 1997, a minimum current ratio of 1.10 to 1.0 and minimum tangible net worth at March 29, 1997 of $4,000,000.


NOTE 4 - Extraordinary Item

     In connection with the refinancing discussed above, APC incurred expenses of $227,000 which are reflected in the fiscal 1997 Condensed Consolidated Statements of Operations as an extraordinary item pursuant to Statement of Financial Accounting Standards No. 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following is a summary of sales by significant product line for the second quarter and year-to-date for fiscal 1997 and 1996 (in thousands):

                           Second Quarter             Year-To-Date

                           1997      1996            1997       1996

          Beef          $ 23,783  $ 26,218       $  57,449  $  62,273
          Pork            10,288    10,469          25,546     26,969
          Other           20,934    16,981          47,873     39,713
                          ------    ------         -------    -------
                        $ 55,005  $ 53,668       $ 130,868  $ 128,955
                          ======    ======         =======    =======

     For the twelve weeks ended October 12, 1996, APC's net sales increased by $1,337,000 or 2.5% over fiscal 1996 second quarter net sales despite overall volume (based on tonnage) decreasing by 3.5%. The average sales price per pound during the second quarter increased from $1.28 in fiscal 1996 to $1.35 in fiscal 1997. For the twenty-eight weeks ended October 12, 1996, APC's net sales increased by $1,913,000 or 1.5% over fiscal 1996 sales for the same period of time despite overall volume (based on tonnage) decreasing by 1.6%. The average sales price per pound during the twenty-eight weeks ended October 12, 1996 increased from $1.29 in fiscal 1996 to $1.33 in fiscal 1997. The increases in net sales in the second quarter and year-to-date fiscal 1997 are primarily attributable to an increase in the sales of processed meats (included in other) to one large chain store customer, partially offset by lower beef sales, due to lower volume from several chain store customers.

     For the twelve weeks ended October 12, 1996, gross profit decreased by $32,000 or 3.0% from the corresponding period in fiscal 1996. Gross profit as a percentage of net sales was 1.9% in the second quarter of fiscal 1997 as compared to 2.0% in fiscal 1996. For the twenty-eight weeks ended October 12, 1996, gross profit decreased by $387,000 or 15.9% over the corresponding period in fiscal 1996. Gross profit as a percentage of net sales for the twenty-eight weeks ended October 12, 1996 was 1.6% as compared to 1.9% for the same period in fiscal 1996. The decrease in gross profit and the gross profit percentage for the twenty-eight weeks ended October 12, 1996 is primarily due to lower beef volume during the second quarter of fiscal 1997 and the negative impact of higher grain prices resulting in an increase in the supply of beef and lower beef prices during the first quarter of fiscal 1997.

     For the twelve weeks ended October 12, 1996, selling and administrative expenses increased $18,000 or 2.0% from the same period in fiscal 1996. Selling and administrative expenses as a percentage of net sales were 1.7% in the second quarter of fiscal 1997 unchanged from the same period of time in fiscal 1996. For the twenty-eight weeks ended October 12, 1996, selling and administrative expenses decreased $78,000 or 3.6% from the same period in fiscal 1996. Selling and administrative expenses as a percentage of net sales were 1.6% for the twenty-eight weeks ended October 12, 1996 as compared to 1.7% for the same period in fiscal 1996. The decrease in the twenty-eight weeks ended October 12, 1996 is primarily attributable to lower selling expenses due to a reduction in the number of sales employees.

     For the twelve and twenty-eight weeks ended October 12, 1996, interest expense decreased by $27,000 and $84,000, respectively, from the same periods in fiscal 1996. The decreases are primarily attributable to the elimination of all borrowings by the Company and APC to Diana at the end of fiscal 1996. On March 30, 1996, Diana acquired 1.4 million shares of APC's preferred stock in exchange for the cancellation of the $1.4 million promissory note from APC. In addition, on March 30, 1996, Diana made a capital contribution of $683,000 to the Company by discharging the Company from a $683,000 promissory note.


Liquidity and Capital Resources

     The Company recorded cash used by operating activities of $3,072,000 during the twenty-eight weeks ended October 12, 1996 as compared to cash used by operating activities of $390,000 for the same period of time in fiscal 1996. The increase in cash used from operating activities is primarily attributable to an increase in the net loss and cash used from the net change in working capital items. The net increase in working capital items was funded primarily through additional borrowings of $3,933,000 from the revolving line of credit.

     Capital expenditures for property and equipment during the twenty-eight weeks ended October 12, 1996 were $223,000. Capital expenditures were incurred primarily for warehouse improvements and equipment, and data processing equipment. Fiscal 1997 capital expenditures are limited to $500,000 pursuant to restrictions in APC's credit facility.

     In October 1996, APC refinanced its revolving line of credit with a new lender (see Note 3 to the Condensed Consolidated Financial Statements). APC's credit facility provides a revolving line of credit of up to $10,000,000 with interest at the prime rate plus 2% through September 1998. A $2 million letter of credit facility is included within the total credit facility. At October 12, 1996, APC borrowed $6,929,000 and had letters of credit of $2,000,000 issued on its behalf. At October 12, 1996, APC had available borrowing capacity of $1,071,000. Subsequent to October 12, 1996, APC has incurred increased levels of borrowings under its revolving line of credit primarily due to increased inventory and lower accounts payable levels. As a result, the unused borrowing capacity under the revolving line of credit has recently been, at times, less than 1% of the total credit facility. APC's management has received a verbal commitment from its new lender to increase the credit facility by $1,000,000 through January 31, 1997. APC's management will need to continue to manage working capital levels to ensure adequate availability under its revolving line of credit.

     In November 1996, Diana announced that its Board of Directors approved a restructuring plan aimed at maximizing its shareholder's value. The restructuring plan consists of combining the Company with two other businesses owned by Diana into a newly-formed entity and the subsequent spin-off of this entity to shareholders of Diana. The spin-off is expected to be completed in early 1997.

Forward Looking Statement

     The Company's statement regarding future availability under its revolving line of credit may be considered a "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether extraordinary repairs are needed to APC's distribution facility, (ii) whether APC can maintain its current customer base, (iii) whether APC can continue to control its operating expenses, (iv) product demand, competition, the cost of beef, pork and other products, and industry conditions, (v) whether vendors continue to provide credit to APC on satisfactory terms, (vi) whether APC's secured lender exercises its demand right and (vii) whether other competitors enter APC's marketplace.

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 4.1   -  Loan and Security Agreement dated October 4, 1996
                          between Atlanta Provision Company, Inc. and
                          Sanwa Business Credit Corporation

                 27    -  Financial Data Schedule

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



DATE:  November 26, 1996