Form 10-Q
period 1997-01-04
ENTREE CORP
filed 1997-02-28
CIK 814579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          January 4, 1997

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to

Commission file number                        0-16226


                            ENTREE CORPORATION
          (Exact name of registrant as specified in its charter)


             Delaware                                 39-1566009
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


            26025 Mureau Road, Calabasas, California               91302
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (818) 878-7711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            X  Yes   ___ No


     At February 15, 1997, the registrant had issued and outstanding an aggregate of 8,000,000 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements


                    Entree Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  January 4,    March 30,
                                                     1997         1996
                                                  (Unaudited)
                                  Assets
Current assets
  Cash and cash equivalents                       $  1,359      $    903
  Net current assets of discontinued operations        ---         2,002
                                                    ------        ------
    Total current assets                             1,359         2,905

Net noncurrent assets of discontinued operations     2,785         2,721
                                                    ------        ------
                                                  $  4,144      $  5,626
                                                    ======        ======
              Liabilities and Shareholders' Deficit
Current liabilities
  Net current liabilities of discontinued
   operations                                     $  1,106      $    ---
                                                    ------        ------
     Total current liabilities                       1,106           ---

Preferred stock of subsidiary owned by parent        7,400         7,400

Shareholders' deficit
  Common stock                                          80            80
  Additional paid-in capital                        15,296        15,273
  Accumulated deficit                              (19,738)      (17,127)
                                                    ------        ------
    Total shareholders' deficit                     (4,362)       (1,774)
                                                    ------        ------
                                                  $  4,144      $  5,626
                                                    ======        ======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             40 Weeks Ended
                         January 4,   January 6,    January 4,   January 6,
                            1997         1996          1997         1996

Earnings (loss) from
 continuing operations    $    ---     $    ---     $     ---    $     ---
Discontinued operations:
 Loss from discontinued
  operations                   (76)         (14)         (584)        (319)
 Estimated loss on
  disposal of discontinued
  operations                (1,800)         ---        (1,800)         ---
                            ------       ------       -------      -------
Loss before extraordinary
 item                       (1,876)         (14)       (2,384)        (319)
Extraordinary item             ---          ---          (227)         ---
                            ------       ------       -------      -------
Net loss                  $ (1,876)    $    (14)    $  (2,611)   $    (319)
                            ======       ======       =======      =======
Loss per common share:
  Continuing operations   $    ---     $    ---     $     ---    $     ---
  Discontinued operations:
    Loss from discontinued
     operations               (.01)         ---          (.08)        (.04)
    Estimated loss on
     disposal                 (.22)         ---          (.22)         ---
  Extraordinary item           ---          ---          (.03)         ---
                            ------       ------       -------      -------
  Net loss                $   (.23)    $    ---     $    (.33)   $    (.04)
                            ======       ======       =======      =======
Weighted average
 number of common
 shares outstanding          8,000        8,000         8,000        8,000
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      40 Weeks Ended
                                                  January 4,    January 6,
                                                     1997          1996
Operating Activities:
  Loss before extraordinary item                   $(2,384)       $  (319)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Net change in discontinued operations            1,189          1,451
                                                    ------         ------
Net cash provided (used) by operating activities    (1,195)         1,132

Investing activities:
  Net change in discontinued operations               (401)          (297)

Financing activities:
  Net change in discontinued operations              2,279         (1,268)
  Extraordinary item                                  (227)           ---
                                                    ------         ------
Net cash provided (used) by financing activities     2,052         (1,268)

Increase (decrease) in cash                            456           (433)

Cash at beginning of period                            903          1,653
                                                    ------         ------
Cash at end of period                              $ 1,359        $ 1,220
                                                    ======         ======

See notes to condensed consolidated financial statements.

                    Entree Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 4, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     On February 3, 1997, the Company sold a majority of the assets of Atlanta Provision Company, Inc. ("APC") to Colorado Boxed Beef Company ("Colorado") (see Note 2). Consequently, the Company's historical results of operations have been restated to reflect the operations of APC as discontinued operations. APC was the Company's sole operating subsidiary.
As a result of the sale of APC, the Company has no remaining continuing operations.

     The computation of loss per common share is based on the weighted average number of common shares.


NOTE 2 - Discontinued Operations

     On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado. The sale closed on February 3, 1997.

     Colorado purchased the following assets of APC for $13.5 million: receivables, inventories, machinery and equipment, furniture and fixtures, and certain other current assets. Colorado made a cash payment to APC of $6.9 million of which $712,000 is restricted pursuant to the terms of the Asset Purchase Agreement. Colorado also assumed accounts payable and accrued liabilities of APC of $6.6 million. APC repaid $5.8 million to its lender to extinguish all obligations under its revolving line of credit.

     APC retained real estate with a net book value of $2.6 million at February 1, 1997. The real estate is collateral for two mortgage notes that amount to $794,000. APC has entered into a one year lease with Colorado. Each party can terminate the lease with 180 days written notice. The real estate will soon be listed for sale.

     The loss from discontinued operations for the twelve and forty weeks ended January 4, 1997 includes both APC's operating loss and Entree's corporate office loss for these periods of time. Entree's corporate office has had insignificant operating activity for the periods presented. The loss on disposal of discontinued operations for the twelve weeks ended January 4, 1997 represents the Company's loss on the sale of APC. This amount reflects a provision for certain liabilities related to the sale and is net of an anticipated gain on the sale of APC's real estate of $367,000.

     The components of net assets and net liabilities of discontinued operations included in the balance sheets at January 4, 1997 and March 30, 1996 are as follows (in thousands):

                                      January 4, 1997    March 30, 1996

Receivables                              $  9,890           $  8,848
Inventories                                 4,484              4,541
Other current assets                          266                231
Accounts payable                           (7,619)            (7,893)
Revolving lines of credit                  (5,430)            (2,996)
Other current liabilities                    (997)              (729)
Reserve for loss on disposal               (1,700)               ---
                                          -------            -------
Net current assets (liabilities)
 of discontinued operations              $ (1,106)          $  2,002
                                          =======            =======
Property and equipment, net              $  3,127           $  3,170
Other assets                                  408                355
Long term debt                               (750)              (804)
                                          -------            -------
Net noncurrent assets of
 discontinued operations                 $  2,785           $  2,721
                                          =======            =======

     The net assets of Entree's corporate office are insignificant and have been included in the net assets and liabilities of discontinued operations.

     Operating results relating to the discontinued operations for these periods are as follows (in thousands):

                                                40 Weeks Ended
                                      January 4, 1997    January 6, 1996

Net sales                                $188,853           $182,709
                                          =======            =======
Loss from operations                     $   (584)          $   (319)
                                          =======            =======
     No income taxes have been allocated to discontinued operations for the forty weeks ended January 4, 1997 or January 6, 1996 because there was no consolidated income tax expense or income tax expense for continuing operations in these periods.

     APC had an operating loss of $250,000 subsequent to January 4, 1997 through the date of sale which will be reflected as a loss from discontinued operations in the fourth quarter. In addition, APC incurred expenses of $281,000 subsequent to January 4, 1997 resulting from the early termination of the revolving line of credit established on October 4, 1996 (see Note 4). The Company will reflect an extraordinary charge of $281,000 in the fourth quarter for these expenses.

NOTE 3 - Preferred Stock of Subsidiary owned by Parent

     The Diana Corporation ("Diana") owns 7,400,000 shares of APC's Series A non-voting preferred stock. The preferred stock earns dividends at an annual rate of $.10 per share. Dividends on 6,000,000 shares of preferred stock are cumulative from April 1, 1992 and payable quarterly commencing July 1, 1995. Dividends on 1,400,000 shares of preferred stock are cumulative from and payable quarterly commencing April 1, 1996. No dividends have been declared by APC. At January 4, 1997, dividends in arrears on the preferred stock were $2,955,000. The preferred stock may be redeemed at any time at APC's option for $1.00 per share plus accrued and unpaid dividends. Diana's investment in APC's preferred stock is reflected within the accompanying balance sheet as preferred stock of subsidiary owned by parent.


NOTE 4 - Extraordinary Item

     On October 4, 1996, APC refinanced its revolving line of credit with a new lender. In connection with the refinancing, APC incurred expenses of $227,000 which are reflected in the fiscal 1997 Condensed Consolidated Statements of Operations as an extraordinary item pursuant to Statement of Financial Accounting Standards No. 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     On February 3, 1997, the Company sold a majority of the assets of APC to Colorado (see Note 2 to the Condensed Consolidated Financial Statements). Consequently, the Company's historical results of operations have been restated to reflect the operations of APC as discontinued operations. APC was the Company's sole operating subsidiary. As a result of the sale of APC, the Company has no remaining continuing operations.

     For the twelve weeks ended January 4, 1997, the loss from discontinued operations increased to $75,000 from a loss of $14,000 for the same period of time in fiscal 1996. For the forty weeks ended January 4, 1997, the loss from discontinued operations increased to $584,000 from a loss of $319,000 for the same period of time in fiscal 1996. The increase in the year-to-date loss is primarily attributable to a decrease in APC's gross profit margins.

     The loss on disposal of discontinued operations for the twelve weeks ended January 4, 1997 represents the Company's loss on the sale of APC. This amount reflects a provision for certain liabilities related to the sale and is net of an anticipated gain on the sale of APC's real estate of $367,000.

     The extraordinary item is discussed in Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

     After the completion of the sale of a majority of APC's assets, the Company's assets consisted of the following (in thousands):

          Cash                     $   431
          Restricted cash              712
          Building                   2,586
          Other assets                 163
                                    ------
                                   $ 3,892
                                    ======
     The restricted cash is held in an escrow account primarily to secure the collection of APC receivables purchased by Colorado and for reimbursement of indemnification obligations. Receivables purchased by Colorado that are not collected by May 4, 1997 may be returned to APC in exchange for cash held in escrow. All funds remaining in escrow on May 4, 1997 will be returned to APC, except for $100,000, which will remain in escrow until February 3, 1998.

     APC has entered into a one year lease with Colorado for the building, however, both parties can terminate the lease for any reason within 180 days of notice of termination. APC will soon list the building for sale. The real estate is collateral for two mortgages that amount to $794,000.

     The Company will cease business and may be liquidated after APC's real estate is sold and the remaining receivables are collected or written off. The Diana Corporation ("Diana"), the Company's parent, will cause the Company to periodically upstream any available unrestricted cash to Diana (after settlement of the Company's liabilities). Payments made by APC to Diana will first be applied to dividends in arrears on the preferred stock of $2,955,000 and thereafter to redeem APC's preferred stock owned by Diana. It is unlikely that APC will be able to fully redeem the preferred stock owned by Diana. Consequently, it is probable that the Company's shareholders will not receive a dividend upon a liquidation of the Company.

Forward Looking Statement

     The Company's statement regarding the likelihood that the Company's shareholders will not receive a dividend upon a liquidation of the Company may be considered a "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments may differ materially from those contained in this forward looking statement.


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



DATE:  February 28, 1997